Form 10QSB
period 1996-06-30
BANK HOLDING CO
filed 1996-08-12
CIK 907584

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-QSB
Mark One


[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended      JUNE 30, 1996
                                      ----------------------
[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from __________  to __________

                       COMMISSION FILE NUMBER:  33-77920


                           THE BANK HOLDING COMPANY
                   -----------------------------------------
       (Exact name of small business issuer as specified in its charter)

           GEORGIA                                                58-2060134
- - -------------------------------                              -------------------
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)

                   201 W. TAYLOR STREET, GRIFFIN , GEORGIA  30224
        --------------------------------------------------------------
                    (Address of principal executive offices)

                                 (770) 229-2675
                   ----------------------------------------
                          (Issuer's telephone number)

                                      N/A
    ----------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes    X         No
    -------         -------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
Yes _______   No  _________

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 1996: 556,525

Transitional Small Business Disclosure Format (Check One)  Yes      No  X
                                                              ---      ---

                            THE BANK HOLDING COMPANY

- - --------------------------------------------------------------------------------

                                     INDEX
                                     -----


                                                                            PAGE
                                                                            ----


PART I.   FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

                   CONSOLIDATED BALANCE SHEET - JUNE 30, 1996................. 3

                   CONSOLIDATED STATEMENTS OF INCOME - THREE MONTHS
                     ENDED JUNE 30, 1996 AND 1995 AND SIX MONTHS
                     ENDED JUNE 30, 1996 AND 1995............................. 4

                   CONSOLIDATED STATEMENTS OF CASH FLOWS - SIX MONTHS
                     ENDED JUNE 30, 1996 AND 1995....................... 5 AND 6

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................. 7

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS................... 8-13

PART II.  OTHER INFORMATION

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.......................... 14

                   SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                   THE BANK HOLDING COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1996
                                  (UNAUDITED)

ASSETS
- - ------
Cash and due from banks                                                   $     3,582,057
Securities available for sale, at fair value                                   20,233,034
Federal funds sold                                                              2,450,000

Loans                                                                          76,834,879
Less allowance for loan losses                                                    853,605
                                                                          ---------------
     Loans, net                                                                75,981,274
                                                                          ---------------

Mortgage loans available for sale                                               1,453,599
Premises and equipment, net                                                     3,763,939
Goodwill                                                                        2,461,709
Other assets                                                                    2,120,242
                                                                          ---------------

                                                                          $   112,045,854
                                                                          ===============
LIABILITIES, PREFERRED STOCK AND COMMON STOCKHOLDERS' EQUITY
- - ------------------------------------------------------------

Deposits
  Noninterest-bearing demand                                              $    15,422,580
  Interest-bearing demand                                                      16,525,229
  Savings                                                                       5,214,902
  Time, $100,00 and over                                                       12,972,145
  Other time                                                                   48,170,470
                                                                          ---------------
     Total deposits                                                            98,305,326

Debentures payable                                                                 91,540
Other liabilities                                                               1,830,729
                                                                          ---------------
     Total liabilities                                                        100,227,595
                                                                          ---------------

COMMITMENTS AND CONTINGENT LIABILITIES

Redeemable 8% preferred stock, par value $60; 50,000 shares
  authorized; 40,770 shares issued and outstanding                              2,446,200
                                                                          ---------------
Common stockholders' equity
  Common stock, par value $5; 10,000,000 shares authorized;
    556,525 shares issued and outstanding                                       2,782,625
  Capital surplus                                                               4,491,861
  Retained earnings                                                             2,460,577
  Unrealized losses on securities available for sale, net of taxes               (363,004)
                                                                          ---------------
     Total common stockholders' equity                                          9,372,059
                                                                          ---------------

                                                                          $   112,045,854
                                                                          ===============

SEE NOTE TO CONSOLIDATED FINANCIAL STATEMENTS.

                   THE BANK HOLDING COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                 THREE MONTHS ENDED JUNE 30, 1996 AND 1995 AND
                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)

                                                                        THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                             JUNE 30,                       JUNE 30,
                                                                 ---------------------------    ----------------------------
                                                                       1996           1995           1996            1995
                                                                 -----------     -----------    ------------    ------------
INTEREST INCOME
   Interest and fees on loans                                   $  2,099,094    $  2,091,158    $  4,202,238    $  4,218,922
   Interest on taxable securities                                    285,043         231,443         512,684         458,510
   Interest on nontaxable securities                                   6,354           8,025          13,236          16,061
   Interest on Federal funds sold                                     29,763          52,858          89,596          59,538
                                                                 -----------     -----------    ------------    ------------
                                                                   2,420,254       2,383,484       4,817,754       4,753,031
                                                                 -----------     -----------    ------------    ------------

INTEREST EXPENSE
   Interest on deposits                                            1,053,832       1,090,847       2,133,777       2,093,843
   Interest on Federal funds purchased and
     securities sold under agreements to repurchase                    7,217           3,925           7,217          23,124
   Interest on note payable                                           13,648          32,014          24,407          70,086
   Interest on debentures payable                                      2,182           2,423           4,004           4,846
                                                                 -----------     -----------    ------------    ------------
                                                                   1,076,879       1,129,209       2,169,405       2,191,899
                                                                 -----------     -----------    ------------    ------------
        Net interest income                                        1,343,375       1,254,275       2,648,349       2,561,132
PROVISION FOR LOAN LOSSES                                             60,000          15,000          75,000          60,000
                                                                 -----------     -----------    ------------    ------------

        Net interest income after provision for loan losses        1,283,375       1,239,275       2,573,349       2,501,132
                                                                 -----------     -----------    ------------    ------------

OTHER INCOME
   Service charges on deposit accounts                               142,473         126,323         269,247         250,219
   Security transactions, net                                         14,663               -          14,663            (870)
   Gain on sale of mortgage loans                                    150,557          54,795         310,306          58,222
   Other                                                              57,626          44,018         131,041         107,136
                                                                 -----------     -----------    ------------    ------------
                                                                     365,319         225,136         725,257         414,707
                                                                 -----------     -----------    ------------    ------------

OTHER EXPENSE
   Salaries and employee benefits                                    484,992         444,335       1,040,036         901,857
   Equipment expense                                                  70,460          57,708         135,983         119,329
   Occupancy expense                                                  79,976          67,797         154,328         131,581
   Goodwill amortization                                              46,157          46,157          92,314          92,314
   Other operating expenses                                          350,450         358,520         676,950         728,335
                                                                 -----------     -----------    ------------    ------------
                                                                   1,032,035         974,517       2,099,611       1,973,416
                                                                 -----------     -----------    ------------    ------------

        Income before income taxes                                   616,659         489,894       1,198,995         942,423
APPLICABLE INCOME TAXES                                              227,015         173,188         456,265         334,399
                                                                 -----------     -----------    ------------    ------------
        Net income                                               $   389,644     $   316,706     $   742,730    $    608,024
                                                                 ===========     ===========     ===========    ============
PER SHARE OF COMMON STOCK
        Net income                                               $      0.55     $      0.55     $      0.55    $       0.55
                                                                 ===========     ===========     ===========    ============
      Dividends                                                  $         -     $         -     $         -    $          -
                                                                 ===========     ===========     ===========    ============

SEE NOTE TO CONSOLIDATED FINANCIAL STATEMENTS.

                   THE BANK HOLDING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)

                                                                                   1996                    1995
                                                                             ----------------        ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                $       742,730         $       608,024
                                                                             ----------------        ----------------
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                                   218,703                 199,285
     Provision for loan losses                                                        75,000                  60,000
     (Gain) loss on sales of securities available for sale                           (14,663)                    870
     Increase in mortgage loans available for sale                                   (61,123)               (126,390)
     (Gain) loss on sales of other real estate                                         5,531                  (2,697)
     Increase (decrease) in taxes payable                                             58,871                 (76,316)
     (Increase) decrease in interest receivable                                      (41,631)                 11,070
     Increase (decrease) in interest payable                                         120,026                (439,741)
     Other assets and liabilities, net                                               322,682                 (92,039)
                                                                             ----------------        ----------------
           Total adjustments                                                         683,396                (465,958)
                                                                             ----------------        ----------------

           Net cash provided by operating activities                               1,426,126                 142,066
                                                                             ----------------        ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of securities available for sale                                     (6,488,125)                   -
   Proceeds from sales of securities available for sale                            1,018,650                 499,063
   Proceeds from maturities of securities available for sale                       3,939,840                 130,763
   Increase in Federal funds sold, net                                               (60,000)             (6,505,000)
   (Increase) decrease in loans, net                                              (2,500,624)              4,779,099
   Proceeds from sales of other real estate                                          171,814                 358,180
   Purchase of premises and equipment                                               (554,114)               (128,500)
   Purchase of Federal Home Loan Bank stock                                             -                   (148,200)
                                                                             ----------------        ----------------
           Net cash used in investing activities                                  (4,472,559)             (1,014,595)
                                                                             ----------------        ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in deposits, net                                                       3,163,665               4,969,513
   Decrease in Federal funds purchased and securities sold
      under agreements to repurchase                                                    -                 (3,010,000)
   Repayment of note payable                                                        (500,000)                   -
   Cash dividends paid                                                                  -                   (139,131)
                                                                             ----------------        ----------------
           Net cash provided by financing activities                               2,663,665               1,820,382
                                                                             ----------------        ----------------

                   THE BANK HOLDING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)

                                                                      1996             1995
                                                                 ------------      ------------
Net increase (decrease) in cash and due from banks               $   (382,768)     $    947,853

Cash and due from banks at beginning of period                      3,964,825         3,391,362
                                                                 ------------      ------------
Cash and due from banks at end of period                         $  3,582,057      $  4,339,215
                                                                 ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION
   Cash paid during the period for:
     Interest                                                    $  2,049,379      $  2,631,640

     Income taxes                                                $    344,500      $    410,715

SUPPLEMENTAL DISCLOSURES OF NONCASH
   INVESTING ACTIVITIES
   Real estate acquired through foreclosure                      $    137,696      $    171,125
                                                                 ============      ============
   Unrealized (gains) losses on securities available for sale    $    315,579      $   (262,582)
                                                                 ============      ============

SEE NOTE TO CONSOLIDATED FINANCIAL STATEMENTS.

                   THE BANK HOLDING COMPANY AND SUBSIDIARIES
                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE 1.  BASIS OF PRESENTATION

         The consolidated financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

         The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

                   THE BANK HOLDING COMPANY AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.

The following is management's discussion and analysis of certain significant factors which have affected the financial position and operating results of the Company and its bank subsidiaries, The Bank of Spalding County (Spalding) and the First Community Bank of Henry County (Henry) during the periods included in the accompanying consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1996, the liquidity ratios of both banks, as determined under guidelines established by regulatory authorities, were satisfactory.

At June 30, 1996, the capital ratios of the Company and the Banks were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company are as follows:

                                                     ACTUAL
                                 --------------------------------------------
                                                                     FIRST
                                                                   COMMUNITY
                                   THE BANK        THE BANK         BANK OF
                                   HOLDING       OF SPALDING        HENRY          REGULATORY
                                   COMPANY          COUNTY          COUNTY         REQUIREMENT
                                 ----------      -----------      -----------     ------------
Leverage capital ratio              6.80%           7.87%            11.09%           4.00%
Risk-based capital ratios:
  Core capital                      8.59           10.24             13.47            4.00
  Total capital                     9.59           11.21             14.52            8.00

FINANCIAL CONDITION

Following is a summary of the Company's balance sheets for the periods indicated:


                                JUNE 30,    DECEMBER 31,
                                 1996         1995              INCREASE (DECREASE)
                              -----------   -----------     -------------------------
                                (DOLLARS IN THOUSANDS)         AMOUNT       PERCENT
                              -------------------------     -----------   -----------
Cash and due from banks         $   3,582     $   3,965       $   (383)        (9.66)%
Securities                         20,233        19,004          1,229          6.47
Federal funds sold                  2,450         2,390             60          2.51
Loans                              77,435        75,086          2,349          3.13
Premises and equipment              3,764         3,336            428         12.83
Goodwill                            2,462         2,554            (92)        (3.60)
Other assets                        2,120         2,193            (73)        (3.33)
                              -----------   -----------     -----------
                                $ 112,046     $ 108,528       $   3,518         3.24
                              ===========   ===========     ===========

Deposits                        $  98,305     $  95,142       $   3,163         3.32%
Other borrowings                       92           592            (500)      (84.46)
Other liabilities                   1,831         1,419             412        29.03
Preferred stock                     2,446         2,446              -            -
Common stockholders' equity         9,372         8,929             443         4.96
                              -----------   -----------     -----------
                                $ 112,046     $ 108,528       $   3,518         3.24
                              ===========   ===========     ===========

As indicated in the above table, the Company's total assets during 1996 have grown at a rate of 3.24%. Increased deposits during the second quarter of 1996 were responsible for this growth. The deposit growth has been primarily invested in loans and securities. The Company has also fully repaid the remaining $500,000 balance due on the note payable incurred during the acquisition in October of 1994 of Henry.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995 AND FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

Following is a summary of the Company's operations for the periods indicated.

                              THREE MONTHS ENDED JUNE 30,
                                 1996          1995             INCREASE (DECREASE)
                              -----------   -----------     -------------------------
                                (DOLLARS IN THOUSANDS)         AMOUNT       PERCENT
                              -------------------------     -----------   -----------
Interest income                 $   2,420     $   2,383       $     37       1.55%
Interest expense                    1,077         1,129            (52)     (4.61)
Net interest income                 1,343         1,254             89       7.10
Provision for loan losses              60            15             45     300.00
Other income                          366           225            141      62.67
Other expense                        1032           974             58       5.95
Pretax income                         617           490            127      25.92
Income taxes                          227           173             54      31.21
Net income                            390           317             73      23.03

                               SIX MONTHS ENDED JUNE 30,
                                 1996          1995             INCREASE (DECREASE)
                              -----------   -----------     -------------------------
                                (DOLLARS IN THOUSANDS)         AMOUNT       PERCENT
                              -------------------------     -----------   -----------
Interest income                 $   4,818     $   4,753       $     65       1.37%
Interest expense                    2,169         2,192            (23)     (1.05)
Net interest income                 2,649         2,561             88       3.44
Provision for loan losses              75            60             15      25.00
Other income                          725           415            310      74.70
Other expense                       2,100         1,974            126       6.38
Pretax income                       1,199           942            257      27.28
Income taxes                          456           334            122      36.53
Net income                            743           608            135      22.20


As indicated in the above tables, the Company's net interest income, after being relatively flat during the first quarter of the year, increased by $88,000 during the second quarter. The Company's net interest margin increased slightly during the first six months of 1996 to 5.45% from 5.21% for the previous year.

The provision for loan losses has increased by $45,000 and $15,000 during the second quarter and first six months of 1996, as compared to the same periods in 1995. This increase is due to the net loan growth of the loan portfolio as compared to the loan portfolio at June 30, 1995 and to increased net charge-offs incurred during the second quarter of 1996 of $80,000, the majority of which was on one real estate loan in the amount of $66,000. The Company's reserve for loan losses amounted to 1.09% at June 30, 1996 as compared to 1.14% at December 31, 1995. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower's ability to pay and the underlying collateral value of the loans.


Information with respect to nonaccrual, past due and restructured loans at June 30, 1996 and 1995 is as follows:

                                                                 JUNE 30,
                                                           ----------------------
                                                              1996       1995
                                                           --------    ----------
                                                           (DOLLARS IN THOUSANDS)
                                                           ----------------------
Nonaccrual loans                                           $     -       $    146
Loans contractually past due ninety days or more as
  to interest or principal payments and still accruing         146             51
Restructured loans                                               -              -
Loans, now current about which there are serious doubts
  as to the ability of the borrower to comply with loan
  repayment terms                                                -              -
Interest income that would have been recorded on
  nonaccrual and restructured loans under original terms         -              -
Interest income that was recorded on nonaccrual and
  restructured loans                                             -              -

It is the policy of the Banks to discontinue the accrual of interest income when, in the opinion of management, collection of such interest becomes doubtful. This status is accorded such interest when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected and (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection.

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. These classified loans do not represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Information regarding certain loan and allowance for loan loss data through June 30, 1996 and 1995 is as follows:

                                                                      SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                 ---------------------------
                                                                      1996           1995
                                                                 -----------    ------------
                                                                    (DOLLARS IN THOUSANDS)
                                                                 ---------------------------
Average amount of loans outstanding                               $   75,412      $   76,646
                                                                  ==========      ==========

Balance of allowance for loan losses at beginning of period       $      868      $      817
                                                                  ==========      ==========

Loans charged off
   Commercial and financial                                       $        -      $        8
   Real estate mortgage                                                   68              22
   Installment                                                            41              27
                                                                  ----------      ----------
                                                                         109              57
                                                                  ----------      ----------
Loans recovered
   Commercial and financial                                                -               5
   Real estate mortgage                                                   16              28
   Installment                                                             4               7
                                                                  ----------      ----------
                                                                          20              40
                                                                  ----------      ----------

Net charge-offs                                                           89              17
                                                                  ----------      ----------

Additions to allowance charged to operating expense
   during period                                                          75              60
                                                                  ----------      ----------

Balance of allowance for loan losses at end of period             $     854       $      860
                                                                  ==========      ==========

Ratio of net loans charged off during the period to
   average loans outstanding                                             .12             .02
                                                                  ==========      ==========


Other income has increased by $141,000 and $310,000 during the second quarter and the first six months of 1996 as compared to the same periods in 1995. The increases are due primarily to gains recognized on the sale of mortgage loans which have occurred due to increased mortgage loan originations during the second quarter of 1996.


Other operating expenses have increased by $58,000 and $126,000 during the second quarter and the first six months of 1996 as compared to the same periods in 1995. The increase in other operating expenses are due primarily to increases in salaries and employee benefits of $41,000 and $138,000, respectively.

The Company's provision for income taxes increased by $54,000 and $122,000 during the second quarter and first six months, respectively, as compared to the same periods in 1995 due to higher pre tax income.


The Company is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on its liquidity, capital resources or operations. The Company is also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

                          PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


          (a)  Exhibits
               27.  Financial Data Schedule


          (b)  Reports on Form 8-K


               No reports on Form 8-K have been filed during the quarter ended June 30, 1996

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               THE BANK HOLDING COMPANY



                               BY:/s/ Charles B. Blackmon
                                  -----------------------------------------
                                  Charles B. Blackmon, President
                                  (Principal Executive, Principal Financial
                                  and Accounting Officer)


                               DATE:
                                    ---------------------------------------