Form 10QSB
period 1996-09-30
BANK HOLDING CO
filed 1996-11-12
CIK 907584

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-QSB
Mark One

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934

        For the quarterly period ended September 30, 1996
                                       ------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from ________ to ________

                       Commission File Number: 33-77920


                           The Bank Holding Company
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

             Georgia                                           58-2060134
-------------------------------                       --------------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                            Identification No.)

                 201 W. Taylor Street, Griffin, Georgia 30224
       -----------------------------------------------------------------

                                (770) 229-2675
                         ----------------------------
                          (Issuer's telephone number)

                                      N/A
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X      No
   -----      -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes _____   No_____

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 1, 1996: 556,525

Transitional Small Business Disclosure Format (Check One) Yes         No  X
                                                             -----     -----

                           THE BANK HOLDING COMPANY

-------------------------------------------------------------------------------

                                     INDEX
                                     -----

                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION

         Item 1 - Financial Statements

            Consolidated Balance Sheet - September 30, 1996..............     3

            Consolidated Statements of Income - Three
              Months Ended September 30, 1996 and 1995 and
              Nine Months Ended September 30, 1996 and 1995.............     4

            Consolidated Statements of Cash Flows - Nine
              Months Ended September 30, 1996 and 1995.................5 and 6

            Note to Consolidated Financial Statements...................     7

         Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations...............  8-13

PART II. OTHER INFORMATION

         Item 6 - Exhibits and Reports on Form 8-K......................    14

         Signatures

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   THE BANK HOLDING COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                              SEPTEMBER 30, 1996
                                  (Unaudited)
Assets
------
Cash and due from banks                              $     3,794,693
Investment securities available
  for sale, at fair value                                 20,454,053
Federal funds sold                                         2,990,000

Loans                                                     77,933,802
Less allowance for loan losses                               859,424
                                                    -----------------
         Loans, net                                       77,074,378

Mortgage loans available for sale                          1,670,276
Premises and equipment, net                                3,712,905
Goodwill                                                   2,415,552
Other assets                                               2,353,727
                                                    -----------------

                                                     $   114,465,584
                                                    =================

Liabilities, Preferred Stock and Common
----------------------------------------
Stockholders' Equity
--------------------
Deposits
  Noninterest-bearing demand                         $    13,710,105
  Interest-bearing demand                                 16,026,921
  Savings                                                  5,337,710
  Time, $100,000 and over                                 13,727,645
  Other time                                              51,397,416
                                                    -----------------
     Total deposits                                      100,199,797
Debentures payable                                            91,540
Other liabilities                                          1,908,974
                                                    -----------------
        Total liabilities                                102,200,311
                                                    -----------------

Commitments and contingent
  liabilities

Redeemable 8% preferred stock,
  par value $60, 50,000 shares
  authorized; 40,770 shares
  issued and outstanding                                   2,446,200
                                                    -----------------

Common stockholders' equity
  Common stock, par value $5;
    10,000,000 shares authorized;
    556,525 shares issued and
    outstanding                                            2,782,625
  Capital surplus                                          4,491,861
  Retained earnings                                        2,801,370
  Unrealized losses on securities
    available for sale, net of taxes                        (256,783)
                                                    -----------------
        Total common stockholders' equity                  9,819,073
                                                    -----------------

                                                     $   114,465,584
                                                    =================


See Note to Consolidated Financial Statements.

                   THE BANK HOLDING COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
              THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 AND
                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (Unaudited)

                                                          Three Months Ended                         Nine Months Ended
                                                            September 30,                              September 30,
                                               -----------------------------------------  -----------------------------------------
                                                        1996                  1995                   1996                1995
                                               -------------------   -------------------  -----------------------------------------
Interest income
    Interest and fees on loans                   $      2,272,319      $      2,048,290     $      6,474,557      $      6,267,212
    Interest on taxable securities                        292,943               227,053              805,627               685,563
    Interest on nontaxable securities                       4,661                 8,026               17,897                24,087
    Interest on Federal funds sold                         36,529               121,651              126,125               181,189
                                               -------------------   -------------------  -------------------   -------------------
                                                        2,606,452             2,405,020            7,424,206             7,158,051
                                               -------------------   -------------------  -------------------   -------------------

Interest expense
    Interest on deposits                                1,125,725             1,117,285            3,259,502             3,211,128
    Interest on Federal funds purchased
        and securities sold under
        agreements to repurchase                            6,018                    -               13,235                23,124
    Interest on note payable                                   -                 35,069              24,407               105,155
    Interest on debentures payable                          1,670                 2,311               5,674                 7,157
                                               -------------------   -------------------  -------------------   -------------------
                                                        1,133,413             1,154,665            3,302,818             3,346,564
                                               -------------------   -------------------  -------------------   -------------------

         Net interest income                            1,473,039             1,250,355            4,121,388             3,811,487
Provision for loan losses                                  40,000                15,000              115,000                75,000
                                               -------------------   -------------------  -------------------   -------------------
          Net interest income after
              provision for loan losses                 1,433,039             1,235,355            4,006,388             3,736,487
                                               -------------------   -------------------  -------------------   -------------------

Other income
    Service charges on deposit accounts                   128,088               131,066              397,335               381,285
    Security transactions, net                                 -                   -                  14,663                  (870)
    Gain on sale of mortgage loans                         99,460               179,632              409,766               422,765
    Gain on sale of other loans                                -                112,492                   -                112,492
    Other                                                  28,730                53,388              159,771               160,524
                                               -------------------   -------------------  -------------------   -------------------
                                                          256,278               476,578              981,535             1,076,196
                                               -------------------   -------------------  -------------------   -------------------

Other expense
    Salaries and employee benefits                        519,399               553,047            1,559,435             1,639,815
    Equipment expense                                      66,718                57,493              202,701               176,822
    Occupancy expense                                      85,482                74,693              239,810               206,274
    Goodwill amortization                                  46,157                46,157              138,471               138,471
    Other operating expenses                              328,737               359,396            1,005,687             1,087,732
                                               -------------------   -------------------  -------------------   -------------------
                                                        1,046,493             1,090,786            3,146,104             3,249,114
                                               -------------------   -------------------  -------------------   -------------------

             Income before income taxes                   642,824               621,147            1,841,819             1,563,569
Applicable income taxes                                   253,107               224,265              709,372               558,664
                                               -------------------   -------------------  -------------------   -------------------
             Net income                          $        389,717      $        396,882     $      1,132,447      $      1,004,905
                                               ===================   ===================  ===================   ===================

Per share of common stock
            Net income                           $           0.61      $           0.63     $           1.77     $            1.54
                                               ===================   ===================  ===================   ===================
            Dividends                            $             -       $            -       $             -      $              -
                                               ===================   ===================  ===================   ===================

See Note to Consolidated Financial Statements.

                   THE BANK HOLDING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                     1996                       1995
                                                                            ----------------------     ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                              $           1,132,447      $           1,004,905
                                                                            ----------------------     ----------------------
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                                                     336,477                    303,615
        Provision for loan losses                                                         115,000                     75,000
        (Gain) loss on sales of securities available for sale                             (14,663)                       870
        (Increase) decrease in mortgage loans available
            for sale                                                                     (277,800)                   231,704
        Gain on sale of loans other than mortgage loans                                        -                    (112,492)
        Loss on sales of other real estate                                                  5,526                     11,440
        Increase (decrease) in taxes payable                                               94,978                    (14,551)
        (Increase) decrease in interest receivable                                       (236,321)                    11,398
        Increase (decrease) in interest payable                                           182,931                   (325,393)
        Other assets and liabilities, net                                                 154,457                      3,079
                                                                            ----------------------     ----------------------
              Total adjustments                                                           360,585                    184,670
                                                                            ----------------------     ----------------------

              Net cash provided by operating activities                                 1,493,032                  1,189,575
                                                                            ----------------------     ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of securities available for sale                                         (6,730,078)                        -
    Proceeds from sale of securities available for sale                                   998,125                    499,063
    Proceeds from maturities of securities available for sale                           4,147,258                    698,910
    Increase in Federal funds sold, net                                                  (600,000)                (5,805,000)
    Proceeds from sale of loans other than mortgage loans                                      -                   1,892,047
    (Increase) decrease in loans, net                                                  (3,633,728)                 3,066,671
    Proceeds from sales of other real estate                                              171,820                    827,485
    Purchase of premises and  equipment                                                  (574,697)                  (318,436)
    Purchase of Federal Home Loan Bank stock                                                   -                    (148,200)
                                                                            ----------------------     ----------------------

            Net cash provided by (used in) investing activities                        (6,221,300)                   712,540
                                                                            ----------------------     ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase in deposits, net                                                           5,058,136                  1,942,621
    Decrease in Federal funds purchased and securities
        sold under agreements to repurchase                                                    -                  (3,010,000)
    Cash dividends paid on common and preferred stock                                          -                    (186,849)
    Repayment of note payable                                                            (500,000)                        -
                                                                            ----------------------     ----------------------

              Net cash provided by (used in) financing activities                       4,558,136                 (1,254,228)
                                                                            ----------------------     ----------------------

                   THE BANK HOLDING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                       1996                     1995
                                                                               ---------------------     --------------------

Net increase (decrease) in cash and due from banks                             $           (170,132)     $           647,887

Cash and due from banks at beginning of period                                            3,964,825                3,391,362
                                                                               ---------------------     --------------------

Cash and due from banks at end of period                                       $          3,794,693      $         4,039,249
                                                                               =====================     ====================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION
     Cash paid  during the period for:
        Interest                                                               $          3,119,887      $         3,671,957

        Income taxes                                                                        614,394                  573,215

SUPPLEMENTAL DISCLOSURES OF NONCASH
     INVESTING ACTIVITIES
     Real estate acquired through foreclosure                                  $            137,696      $           523,059
                                                                               =====================     ====================
     Unrealized (gains) losses on securities available
       for sale                                                                $            149,620      $          (349,954)
                                                                               =====================     ====================

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

         The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  EARNINGS PER SHARE

         Earnings per share are calculated on the basis of the weighted average number of shares outstanding. Earnings used in the calculation are reduced by dividends payable to preferred stockholders of $48,924 and $146,772 for the three and nine month periods ended September 30, 1996 and 1995, respectively.

                  THE BANK HOLDING COMPANY AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ITEM 2.

The following is management's discussion and analysis of certain significant factors which have affected the financial position and operating results of the Company and its bank subsidiaries. The Bank of Spalding County (Spalding) and the First Community Bank of Henry County (Henry) during the periods included in the accompanying consolidated financial statements.

Liquidity and Capital Resources

As of September 30, 1996, the liquidity ratios of both banks, as determined under guidelines established by regulatory authorities, were satisfactory.

At September 30, 1996, the capital ratios of the Company and the Banks were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company are as follows:



                                                       Actual
                                      ---------------------------------------
                                                                      First
                                                                    Community
                                       The Bank       The Bank       Bank of
                                       Holding      of Spalding       Henry       Regulatory
                                       Company        Company        County       Requirement
                                      ---------     -----------    ----------     -----------
Leverage capital ratio                  6.96 %          8.15 %       10.79 %         4.00 %
Risk-based capital ratios:
  Core capital                          9.19           11.43         13.26           4.00
  Total capital                        10.21           12.56         14.16           8.00

Financial Condition

Following is a summary of the Company's balance sheets for the periods indicated:

                                                            Increase (Decrease)
                            September 30,    December 31,  ---------------------
                                1996             1995       Amount      Percent
                            -------------    ------------  --------    ---------
                                           (Dollars in Thousands)
                            ----------------------------------------------------
Cash and due from banks     $       3,795    $      3,965  $  (170)      (4.29)%
Securities                         20,454          19,004    1,450        7.63
Federal funds sold                  2,990           2,390      600       25.10
Loans                              78,745          75,086    3,659        4.87
Premises and equipment              3,713           3,336      377       11.30
Goodwill                            2,415           2,554     (139)       5.44
Other assets                        2,354           2,193      161        7.34
                            -------------    ------------  --------
                            $     114,466    $    108,528  $ 5,938        5.47
                            =============    ============  ========

Deposits                    $     100,200    $     95,142  $ 5,058        5.32%
Other borrowings                       92             592     (500)     (84.46)
Other liabilities                   1,909           1,419      490       34.53
Preferred stock                     2,446           2,446       -           -
Common stockholders' equity $       9,819           8,929      890        9.97
                            -------------    ------------  -------
                            $     114,466    $    108,528  $ 5,938        5.47

As indicated in the above table, the Company's total assets during 1996 have grown at a rate of 5.47%. Deposit growth during the second and third quarters of 1996 were responsible for this growth. The deposit growth continues to be invested primarily in higher yielding loans. The Company has also fully repaid the remaining $500,000 balance due on the note payable incurred during the acquisition of Henry in October of 1994.

Results of Operations For The Three Months Ended September 30, 1996 and 1995 and For The Nine Months Ended September 30, 1996 and 1995

Following is a summary of the Company's operations for the periods indicated.

                                   Three Months Ended
                                      September 30,         Increase (Decrease)
                                  ---------------------    ---------------------
                                     1996        1995        Amount    Percent
                                  ---------   ---------    ---------- ----------
                                               (Dollars in Thousands)
                                  ----------------------------------------------
Interest income                   $   2,606   $   2,405    $     201       8.36%
Interest expense                      1,133       1,155          (22)     (1.90)
Net interest income                   1,473       1,250          233      17.84
Provision for loan losses                40          15           25     166.67
Other income                            256         477         (221)    (46.33)
Other expense                         1,046       1,091          (45)     (4.12)
Pretax income                           643         621           22       3.54
Income taxes                            253         224           29      12.95
Net income                              390         397           (7)     (1.76)


                                   Three Months Ended
                                      September 30,         Increase (Decrease)
                                  ---------------------    ---------------------
                                     1996        1995        Amount    Percent
                                  ---------   ---------    ---------- ----------
                                               (Dollars in Thousands)
                                  ----------------------------------------------
Interest income                   $   7,424   $   7,158    $     266       3.72%
Interest expense                      3,302       3,347          (45)     (1.34)
Net interest income                   4,122       3,811          311       8.16
Provision for loan losses               115          75           40      53.33
Other income                            981       1,076          (95)     (8.83)
Other expense                         3,146       3,248         (102)     (3.14)
Pretax income                         1,842       1,564          278      17.77
Income taxes                            710         559          151      27.01
Net income                            1,132       1,005          127      12.64

As indicated in the above tables, the Company's net interest income, after being relatively flat during the first six months of the year, increased by $223,000 and $311,000 for the third quarter and first none months of 1996, as compared to the same periods in 1995. The Company's net interest margin increased during the first nine months of 1996 to 5.61% from 5.21% for the previous year.

The provision for loan losses has increased by $25,000 and $40,000 during the third quarter and first nine months of 1996, as compared to the same periods in 1995. This increase is due to the net loan growth of the loan portfolio as compared to the loan portfolio at September 30, 1995 and increased net charge-offs incurred of $124,000 for the first nine months of 1996, the majority of which was on one real estate loan in the amount of $66,000. The Company's reserve for loan losses amounted to 1.08% at September 30, 1996 as compared to 1.14% at December 31, 1995. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower's ability to pay and the underlying collateral value of the loans.

Information with respect to nonaccrual, past due and restructured loans at September 30, 1996 and 1995 is as follows:

                                                             September 30,
                                                        -----------------------
                                                          1996           1995
                                                        --------       --------
                                                         (Dollars in Thousands)
                                                        -----------------------
Nonaccrual loans                                        $    47        $     6
Loans contractually past due ninety days or more as
 to interest or principal payments and still accruing       163             25
Restructured loans                                           -              -
Loans, now current about which there are serious doubts
 as to the ability of the borrower to comply with loan
 repayment terms                                             -              -
Interest income that would have been recorded on
 nonaccrual and restructured loans under original terms      3              7
Interest income that was recorded on nonaccrual and
 restructured loans                                          2              -

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

Information regarding certain loan and allowance for loan loss data through September 30, 1996 and 1995 is as follows:

                                                                          Nine Months Ended
                                                                            September 30,
                                                                     --------------------------
                                                                        1996            1995
                                                                     ----------      ----------
                                                                       (Dollars in Thousands)
                                                                     --------------------------
Average amount of loans losses outstanding                           $   76,200      $   74,847
                                                                     ==========      ==========

Balance of allowance for loan at beginning of period                 $      868      $      817
                                                                     ==========      ==========

Loans charged off
  Commercial and financial                                           $        -      $        8
  Real estate mortgage                                                      101              22
  Instalment                                                                 51              39
                                                                     ----------      ----------
                                                                            152              69
                                                                     ----------      ----------

Loans recovered
  Commercial and financial                                                    -               5
  Real estate mortgage                                                       16              28
  Instalment                                                                 12              10
                                                                     ----------      ----------
                                                                             28              43
                                                                     ----------      ----------

Net charge-offs                                                             124              26
                                                                     ----------      ----------

Addition to allowance charged to operating expenses
  during period                                                             115              75
                                                                     ----------      ----------

Balance of allowance for loan losses at end of period                $      859      $      866
                                                                     ==========      ==========

Ratio of net loans charged off during the period to
  average loans outstanding                                                 .16             .03
                                                                     ==========      ==========

Other income has decreased by $221,000 and $95,000 during the third quarter and the first nine months of 1996 as compared to the same periods in 1995. The decreases during the third quarter are due to gains recognized in 1995 on sales of loans other than mortgage of $112,000 and reduced gains on sales of mortgage loans of $80,000. The overall decrease is due primarily to the aforementioned $112,000 gain on sales of loans other than mortgage.

Other operating expenses have decreased by $44,000 and $103,000 during the third quarter and the first nine months of 1996 as compared to the same periods in 1995. The decreases in other operating expenses are due primarily to increases in salaries and employee benefits of $33,000 and $80,000, respectively.

The Company's provision for income taxes increased by $29,000 and $151,000 during the third quarter and first nine months, respectively, as compared to the same periods in 1995 due to higher pre tax income.

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

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits
               27. Financial Data Schedule

         (b)   Reports on Form 8-K

               No reports on Form 8-K have been filed during the quarter ended September 30, 1996

                                  SIGNATURES


       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            THE BANK HOLDING COMPANY

                                            BY:
                                               ---------------------------------
                                                Charles B. Blackmon, President
                                                (Principal Executive Principal
                                                Financial and Accounting
                                                Officer)

                                            DATE:
                                                 ------------------------------