Form 10KSB40
period 1996-12-31
BANK HOLDING CO
filed 1997-03-31
CIK 907584

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION  13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1996

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________

Commission file number 33-77920.

                           The Bank Holding Company
                ----------------------------------------------
                (Name of small business issuer in its charter)

            Georgia                                             58-2060134
---------------------------------                            ------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

201 West Taylor Street, P. O. Box 1439
Griffin, Georgia                                                     30224
---------------------------------------                            ----------
(Address or principal executive offices)                           (Zip Code)

Issuer's telephone number (770) 229-2675
                          --------------
Securities registered under Section 12(b) of the Exchange Act:     None
                                                              ------------
Securities registered under Section 12(g) of the Exchange Act:
*
--------------------------------------             -------------------------
     (Title of class)                               (Name of each exchange)

* The issuer filed a registration statement effective pursuant to the Securities Act of 1933, as amended, on August 12, 1994, and had at the beginning of the 1996 fiscal year at least 300 shareholders of record. Accordingly, issuer files this report pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended, and Rule 15d-1 of the regulations thereunder.

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       __    __

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

    State issuer's revenues for its most recent fiscal year. $ 11,277,074
                                                             -------------
    State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid in asked prices of such stock, as of a specified date within the past 60 days. As of March 1, 1997, the aggregate market value of the voting stock held by non-affiliates was $ 7,607,561.
                      -----------
    State the number of shares outstanding of each of the issuer's classes of common equity, as of March 1, 1997. 556,525
                                    -------

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         The Bank Holding Company, Inc. (the "Company"), a Georgia corporation, was organized on May 10, 1993, for the purpose of acquiring all of the issued and outstanding common stock of The Bank of Spalding County (the "Spalding County Bank"). Pursuant to a plan of reorganization effective October 29, 1993, the Company acquired all of the issued and outstanding shares of $10.00 par value common stock of the Spalding County Bank. As a result of this transaction, the former shareholders of the Spalding County Bank became the shareholders of the Company, and the Spalding County Bank became a wholly-owned subsidiary of the Company. On November 8, 1993, the Company reduced the par value of its common stock from $10.00 per share to $5.00 per share and declared a two-for-one stock split.

         On October 3, 1994, The Bank Holding Company acquired all of the issued and outstanding shares of the $10.00 par value common stock of First Community Bank of Henry County (the "Henry County Bank"). As a result of the acquisition, 40,770 shares of the common stock of the Henry County Bank were converted into and exchanged for 142,695 shares of the $5.00 par value common stock of the Company, 40,770 shares of the Henry County Bank were converted into 40,770 of the $60.00 par value non-voting cumulative preferred stock of the Company, and the remaining 69,460 shares of the Henry County Bank were converted into and exchanged for cash and debentures totaling $3,987,600.00. The Company now owns all of the issued and outstanding shares of the surviving corporation to the merger, known as "First Community Bank of Henry County."

         The Spalding County Bank is a full-service bank offering a wide variety of banking services in its primary market area. It was organized and opened for business on December 5, 1986. It has conducted a general banking business from its single location at 201 West Taylor Street, Griffin, Georgia since that time.

         The Spalding County Bank serves the residents of Griffin and Spalding County. Spalding County has a population of approximately 55,000. It offers customary types of demand, savings, time and individual retirement accounts. The Spalding County Bank also offers installment, commercial, real estate, home mortgage and personal lines of credit. It provides Visa and Mastercard services through its affiliate, the Henry County Bank. The Spalding County Bank provides safe deposit and night depository services, cashiers' checks, money orders, travelers' checks, wire transfers and various other services that can be tailored to its customers' needs. The Spalding County Bank does not offer trust services. The Spalding County Bank utilizes the services of Georgia Bankers Bank, Atlanta, Georgia, for all clearing and overnight federal funds investments. The Spalding County Bank corresponds with the Georgia Bankers Bank, of Atlanta, Georgia. FiServ, Inc. provides data processing services for the Spalding County Bank.

         The Henry County Bank is a full-service bank offering a wide variety of services targeted at all sectors of its primary market area. It was organized and open for business on August 4, 1984, under the name "Founders Guaranty Bank." The Henry County Bank changed its name to "First Community Bank of Henry County" in 1993. It has conducted a general banking business from its two locations at 12 North Cedar Street, McDonough, Georgia and at the Ingles Supermarket at the intersection of Georgia Highway 42 and Georgia Highway 138 since that time.

         The Henry County Bank serves the residents of McDonough, Stockbridge, Hampton, Locust Grove and remaining areas of Henry County with a total population of approximately 83,000. It offers customary types of demand, savings, time and individual retirement accounts. The Henry County Bank also offers installment, commercial, real estate, home mortgage and personal lines of credit. It provides Visa and Mastercard services. The Henry County Bank provides safe deposit and night depository services, cashiers' checks, money orders, travelers' checks, wire transfers and various other services that can be tailored to its customers' needs. The Henry County Bank does not offer trust services. It utilizes the services of the Georgia Bankers Bank, Atlanta, Georgia, for all clearing and overnight federal funds investments. The Henry County Bank corresponds with the Georgia Bankers Bank, NationsBank of Georgia, N.A., SunTrust Bank of Georgia, N.A., all of Atlanta, Georgia, and Columbus Bank & Trust Company, Columbus, Georgia. FiServ, Inc. provides data processing services for the Henry County Bank.

         The Henry County Bank is considered to be a "heavy wholesale bank" that is very active in construction lending and mortgage origination. It has a full-service mortgage department with loan originators, processors, underwriters, appraisers and a manager well-versed in selling loans directly to investors. These two types of services, construction lending and mortgage origination, have contributed to a large part of the annual income in recent years. Prospects in this area are virtually unlimited based upon the current growth and economic development in Henry County.

         The Spalding County Bank competes in Griffin and Spalding County with six financial institutions: First Union National Bank of Georgia; NationsBank, N.A. (South); Griffin Federal Savings Bank; First National Bank of Griffin; and United Bank of Griffin. There are numerous other commercial banks located within a 30 mile radius of Griffin.

         The Henry County Bank competes in McDonough and Henry County with six financial institutions. NationsBank, N.A. (South); First Union; SouthTrust Bank of Georgia, N.A.; Trust Company Bank of Georgia, N.A.; First State Bank and Trust; and Wachovia Bank of Georgia, N.A. There are numerous other commercial banks located within a 30 mile radius of McDonough.

         As of December 31, 1996, the Spalding County Bank had 24 full-time and 3 part-time employees. In the opinion of management, the Spalding County Bank enjoys an excellent relationship with its employees. The Spalding County Bank is not a party to any collective bargaining agreement.

         As of December 31, 1996, the Henry County Bank had 27 full-time and 2 part-time employees. In the opinion of management, the Henry County Bank enjoys an excellent relationship with its employees. The Henry County Bank is not a party to any collective bargaining agreement.

         The results of operations of the Spalding County Bank and the Henry County Bank are affected by the credit policies of monetary authorities, particularly the Board of Governors of the Federal Reserve System, even though neither bank is a member of the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include open market operations in U. S. Government securities, changes in discount rates on member bank borrowings, and changes in reserve requirements against member bank deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve System, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demands or the business and earnings of the Spalding County Bank and the Henry County Bank.

         The Company is a registered holding company under the Bank Holding Company Act of 1956, as amended (the "Federal Bank Holding Company Act"), and the Georgia Bank Holding Company Act, and is regulated under such acts by the Board of Governors of the Federal Reserve System and by the Georgia Department of Banking and Finance (the "Department"), respectively. As a bank holding company, the Company is required to file with the Federal Reserve an annual report and such additional information as the Federal Reserve may require pursuant to the Federal Bank Holding Company Act. The Federal Reserve may also conduct examinations of the Company and its subsidiaries.

         The Federal Bank Holding Company Act also requires every bank holding company to obtain prior approval from the Federal Reserve before acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank which is not already majority owned or controlled by that bank holding company. The Federal Reserve is currently prohibited, however, from approving the acquisition by the Company of the voting shares of, or substantially all of the assets of, any bank located outside Georgia, unless such acquisition is specifically authorized by the laws of the state in which the bank is located.

         On March 16, 1994, the Georgia General Assembly adopted the Georgia Interstate Banking Act (the "Georgia Act"). The Georgia Act, effective July 1, 1995, revises the existing regional interstate banking law to expand the scope nationwide. The Georgia

Act permits bank holding companies located in any state outside of Georgia to acquire Georgia banks, or bank holding companies owning Georgia banks, if the state in which the acquiring company's principal place of business is located permits Georgia bank holding companies to make acquisitions in that state. However, the Georgia Act retains the existing prohibition on acquiring banks in operation less than five years. Further, the board of directors of a Georgia bank or bank holding company may adopt a resolution to exempt its bank or bank holding company from acquisition under the Georgia Act. Finally, acquisition of any additional banks would require prior approval from both the Federal Reserve and the Department.

         The Georgia General Assembly recently enacted legislation altering the public policy of the State regarding intrastate branch banking. Essentially, the legislation allows a bank to establish de novo branch banks on a limited basis beginning July 1, 1996. Between July 1, 1996 and June 30, 1998, the number of de novo branch banks is limited to three per bank or group of affiliated banks under the same bank holding company. Beginning July 1, 1998, the number of de novo branch banks which may be established is no longer limited by statute.

         The Federal Bank Holding Company Act and the Georgia Bank Holding Company Act further provide that the Federal Reserve and the Department will not approve any acquisition, merger or consolidation (a) which would result in a monopoly, (b) which would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any part of the United States, (c) the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or
(d) which in any other manner would be in restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed in the public interest by the probable effect of the transaction in meeting the convenience and needs of the community to be served.

         In addition to having the right to acquire ownership or control of other banks, the Company is authorized to acquire ownership or control of non-banking companies, provided the activities of such companies are so closely related to banking or managing or controlling banks that the Federal Reserve considers such activities to be proper to the operation and control of banks. Regulation Y, promulgated by the Federal Reserve, sets forth those activities which are regarded as closely related to banking or managing or controlling banks, and, thus, are permissible activities for bank holding companies, subject to approval by the Federal Reserve in individual cases.

         The Company is authorized to borrow money and pledge as security for such indebtedness the shares of its subsidiary banks for general corporate purposes, including acquisition of other permitted businesses, capital for its subsidiary banks and purchase of its own shares. The only source the Company has to repay the debt is dividends from its subsidiary banks. Dividends may only be paid to the extent of 50% of the prior year earnings without the express consent of the Department, and further, regulatory agencies have the authority to restrict payment of dividends in the event a bank's capital falls below minimum levels and under certain other circumstances.

         The Spalding County Bank and the Henry County Bank, as banking institutions incorporated under the laws of the State of Georgia, are subject to examination by the Department. The Department regulates all areas of the banks' commercial banking operations, including reserves, loans, mergers, issuance of securities, payment of dividends, interest rates, establishment of branches and other aspects of their operation. The Spalding County Bank and the Henry County Bank must also comply with state usury laws which limit the rates of interest which may be charged on certain types of loans.

         In addition to state banking laws and regulations applicable to the Spalding County Bank and the Henry County Bank as state banking institutions, the Spalding County Bank and the Henry County Bank are also insured and regulated by the Federal Deposit Insurance Corporation (the "FDIC"). The major functions of the FDIC with respect to insured banks include paying off depositors to the extent provided by law in the event a bank is closed without adequate provisions having been made to pay the claims of depositors, acting as the receiver of state banks placed in receivership when appointed receiver by state authorities, and preventing the continuance or development of unsound and unsafe banking practices. In addition, the FDIC is authorized to examine insured banks which are not members of the Federal Reserve System to determine the condition of such banks for insurance purposes. The FDIC is also authorized to approve mergers, consolidations and assumptions of deposit liability transactions between insured banks and non-insured banks or institutions, and to prevent capital or surplus diminution in such transactions where the resulting, continued or assumed bank is an insured non-member state bank. Finally, the FDIC closely examines non-member banks for compliance with certain federal statutes such as the Community Reinvestment Act and the Truth-in-Lending Act.

         As subsidiary banks of a bank holding company, the Spalding County Bank and the Henry County Bank are subject to certain restrictions imposed by the Federal Reserve Act, as amended, on any extensions of credit to the Company or any of its subsidiaries, on investments in the stock or other securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower. In addition, the Company and its subsidiaries are prohibited from engaging in certain time arrangements in connection with any extension of credit or the provision of any property or services. The Federal Reserve also possesses cease and desist powers over bank holding companies and their non-bank subsidiaries if their actions represent an unsafe or unsound practice or violation of law.

         The Spalding County Bank and the Henry County Bank are also subject to governmental regulations. Recently enacted federal statutes impacting the ways in which the Spalding County Bank and the Henry County Bank conduct business include the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the Riegle Community Development and Regulatory Improvement Act of 1994 ("RCDRIA"), and the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), and the Deposit Insurance Funds Act of 1996.

         FIRREA was enacted on August 9, 1989 primarily in an attempt to address problems in the savings and loan industry. However, FIRREA has had a substantial effect on the environment in which commercial banks operate. The Spalding County Bank and the Henry County Bank are required to meet certain core, tangible and risk- based capital ratios. In addition, the annual assessment rates for banks insured by the FDIC increased from .083% of insured deposits to .12% of insured deposits in 1990, to .195% in 1991, and to .23% of insured deposits in 1992. Banks will be entitled to a rebate of deposit insurance premiums when the FDIC's insurance reserves equal 1.25% of estimated insured deposits (unless the FDIC determines future losses are probable). The increase in deposit premiums is directly attributable to the large number of insured banks which have failed in recent years.

         FDICIA was enacted on December 19, 1991 in large measure to improve the supervision and examination of insured depository institutions in an effort to reduce the number of bank failures and the resulting demands on the deposit insurance system. Among other matters, the FDICIA requires that all depository institutions with assets in excess of $150,000,000.00, or such larger threshold as may be established by the FDIC, prepare and submit to the FDIC an appropriate federal and state banking regulators annual financial statements that have been audited by independent public accountants, file reports repaired by the depository institutions containing a statement by management of its responsibilities and by the depository institutions' independent public accountant attesting to the accuracy of management's annual assessment of its financial reporting, internal controls and regulatory compliance, and establish an audit committee composed of members of the board of directors who are independent of management. The FDIC has provided by regulation that these provisions of the FDICIA do not apply to depository institutions with assets less than $500,000,000.00. An enactment of the FDICIA has also resulted in the promulgation of regulations by regulatory agencies which will tend to restrict to some degree the real estate lending practices of financial institutions. The FDICIA otherwise provides for additional supervision and regulation of financial institutions, the effect of which is likely to increase the operating expenses of the Bank of Henry County.

         The FDICIA also contains provisions requiring prompt corrective action by financial institutions which are characterized as "under capitalized" or worse. The action required to be taken by such institutions includes the requirement of filing a capital plan with the bank's primary federal regulator, prohibition on the payment of dividends and management fees, restrictions on executive compensation, and increased supervisory monitoring. Other restrictions may be imposed on the institution either by its primary federal regulator or by the FDIC, including requirements to raise additional capital, sell assets, or to sell the institution. To be considered "adequately capitalized," an institution must generally have a leverage ratio of at least 4%, a Tier one risk- based capital ratio of at least 4%, and a total risk-basked capital ratio of at least 8%. At December 31, 1996 and 1995, the Spalding County Bank and the Henry County Bank exceeded those minimum capital requirements.

         The RCDRIA was enacted September 23, 1994, to promote economic revitalization and community development to "investment areas." The RCDRIA establishes a Community Development Financial Institutions Fund to achieve these objectives. The fund is authorized to provide financial assistance through a variety of mechanisms, including equity investments, grants, loans, credit union shares and deposits. The amount of assistance any community development financial institution and its subsidiaries and affiliates may receive is generally limited to $5 million. A qualifying institution may receive an additional $3.75 million for the purpose of serving an investment area in another state.

         The RCDRIA also provides certain regulatory relief, requiring each federal agency to streamline and modify its regulations and policies, remove inconsistencies and eliminate outmoded and duplicative requirements. The RCDRIA also directs the federal agencies to coordinate examinations among affiliate banks, coordinate examinations with other federal banking agencies, and work to coordinate with state banking agencies. The federal banking agencies are also directed to work jointly in developing a system for banks and savings associations to file reports and statements electronically and to adopt a single form for filing core information in reports and statements.

         The RCDRIA also provides procedures for expediting bank holding company applications, eliminating prior approval of the Federal Reserve for the acquisition of control of a bank in a reorganization in which persons exchange their shares for shares of a newly-formed bank holding company. However, the bank holding company immediately after the acquisition must meet capital and other financial standards, must be "adequately capitalized," must not engage in any activities other than those of managing and controlling banks, must provide 30 days prior notice to the board of the transaction, and must state it will not acquire control of any additional bank. The RCDRIA also provides for reduction of post-approval waiting periods, decreasing the waiting period from 30 days to 15 days in most instances. The RCDRIA also exempts from federal securities registration securities issued in connection with the formation of a one-bank holding company.

         The RCDRIA also permits a bank holding company to engage in non-banking activities or acquire or retain ownership or control of the shares of a company engaged in non-banking activities if prior written notice of the proposed transaction or activity is provided to the Federal Reserve at least 60 days before the transaction or activity occurs or commences. In assessing the proposed transaction or activity, the Federal Reserve will consider whether performance of the activity by a bank holding company or a subsidiary can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency that outweighs possible adverse effects.

         The provisions permitting a bank holding company to engage in non-banking activities or retain ownership or control of the shares of a company engaged in non-banking activities was amended by the Economic Growth and Regulatory Paperwork Reduction Act of 1996, enacted as a part of the Omnibus Consolidated Appropriations Act for Fiscal Year 1997 to permit a well-capitalized and well-managed bank holding company, that controls predominantly well-capitalized and well-managed depository institutions, as defined by amendments to The Bank Holding Company Act, to engage de novo in any activity permitted under ss. 4(c)(8) of the Bank Holding Company Act or acquire any company engaged in permittable 4(c)(8) activities (except for an insured depository institution, i.e., a savings association) under expedited procedures. To be eligible for the expedited procedures, the book value of the assets acquired may not exceed 10% of the holding company's consolidated risk weighted assets and the consideration paid may not exceed 15% of Tier One capital. The Federal Reserve Board may adjust these percentages. In addition, no administrative enforcement action may have been commenced or be pending nor may any cease and desist order pursuant to ss. 8 of the FDI Act have been issued or be pending against the holding company or any of its depository institutions subsidiaries.

         While all qualifying holding companies engaging in ss. 4(c)(8) activities under the expedited procedures must provide notice to the Federal Reserve Board, the notice provisions differ. First, to engage de novo directly or through a subsidiary in activities that the Fed has already approved by regulation, the bank holding company must provide notice within ten days after commencing the activity. Second, to engage in activities that the Fed has permitted by order or to acquire the shares or assets of an existing company, the bank holding company must provide notice at least twelve business days prior to commencing the activity, during which time the Fed may require the full 60-day notice procedure.

         The Interstate Banking Act, enacted September 29, 1994, will, among other things, permit bank holding companies to merge their multi-state bank subsidiaries into a single bank by June 1, 1997, unless state legislators act to "opt-out" of this provision, to acquire banks in any state one year after the effective date of the

Interstate Banking Act, and permit banks to establish de novo branches across
                                                      -------
state lines so long as the individual states into which a potential de novo
                                                                    -------
entrant proposes to branch specifically passes legislation to "opt-in."

         Under the Interstate Banking Act, a bank may merge beginning on June 1, 1997, with a bank in another state so long as the transaction does not involve a bank in a home state which has enacted a law after the date of enactment of the Interstate Banking Act and before June 1, 1997, that applies equally to all out of state banks and expressly prohibits such interstate merger transactions. Such a law would have no effect on merger transactions approved before the effective date of such state law. States may also elect to permit merger transactions before June 1, 1997. The Interstate Banking Act authorizes interstate mergers involving the acquisition of a branch of a bank without the acquisition of the bank only if state law permits an out of state acquiror to acquire a branch without acquiring the bank. State minimum age laws for banks to be acquired will be preserved unless state law provides for a minimum age period of more than five years. After consummation of any interstate merger transaction, a resulting bank may establish or operate additional branches at any location where any bank involved in the transaction could have established or operated a branch under applicable federal or state law.

         Beginning September 29, 1995, the Board of Governors of the Federal Reserve System is authorized to approve the acquisition by a well capitalized and adequately managed bank holding company of a bank that is located in another state without regard as to whether the acquisition is prohibited under the laws of any state. Again, state minimum age laws for banks to be acquired will be preserved unless the state law provides for a minimum age period of more than five years. The Federal Reserve may not approve an interstate acquisition which would result in the acquiror controlling more than 10% of the total amount of deposits of insured depository institutions in the United States with 30% or more of the deposits in the home state of the target bank. A state may waive the 30% limit based on criteria that does not discriminate against out of state institutions. The limitations do not apply to the initial entry into a state by a bank holding company unless the state has a deposit concentration cap that applies on a nondiscriminatory basis to in state or out of state bank holding companies making an initial acquisition. Notwithstanding the foregoing, antitrust laws are not affected by the Interstate Banking Act.

         The Interstate Banking Act now provides that banks may establish branches across state lines upon approval of the appropriate federal regulator if the state "opts-in" by enacting legislation that expressly permits de novo
                                                                      -------
interstate branching. The establishment of the initial branch in a host state which permits de novo interstate branching is subject to the same requirements
              -------
which apply to the initial acquisition of a bank in a
host state, other than the deposit concentration limits, since the bank would not control any deposits in the host state at the time of entry. Once a branch has been established by de novo branching, the bank may establish and acquire
                        -------
additional branches at any location in the host state in the same manner as any bank in the host state could have established or acquired under applicable federal or state law.

         On September 3, 1996, President Clinton signed the Omnibus Consolidated Appropriations Act for FY 1997. Subtitle G of Title Two of that Act is titled the "Deposit Insurance Funds Act of 1996" (Deposit Insurance Funds Act), which among other things provides for the recapitalization of the Savings Association Insurance Fund ("SAIF") as of October 1, 1996. To accomplish this recapitalization, the FDIC imposed a special assessment on each insured depository institution with deposits assessable under the SAIF so that SAIF would achieve its designated reserve ratio (DRR) on the first business day of the first month after the date of the enactment of the Deposit Insurance Funds Act. Because the legislation was enacted as of September 30, 1996, under the Deposit Insurance Funds Act, SAIF achieved its DRR and became fully capitalized on October 1, 1996. For purposes of the SAIF special assessment, the amount of SAIF-assessable deposits is determined as of March 31, 1995. However, the term "SAIF-assessable deposits" includes deposits assumed after March 31, 1995 if the deposits were assumed from an institution that is no longer insured when the special assessment to recapitalize SAIF is imposed under this section. Therefore, some institutions will be required to pay the special assessment on SAIF insured deposits that were assumed after March 31, 1995.

         A major part of the plan to recapitalize SAIF involves imposing a one-time special assessment on SAIF-assessable deposits that may be paid in two installments under certain conditions. Subject to certain statutory adjustments, the FDIC has discretion to determine the rates of the assessments after considering certain factors, including the most recent SAIF balance, data on insured deposits, and any other factors that the FDIC deems appropriate. This one-time special assessment is subject to certain exceptions, and the FDIC has discretion to issue orders exempting weak institutions from paying this special assessment if the exemption will reduce the risk to SAIF. The FDIC prescribed guidelines for issuing such an exemption within 30 days of enactment of the Deposit Insurance Funds Act. The Act required FDIC to exempt from the special assessment (1) institutions that existed on October 1, 1995 and held no SAIF assessable deposits before January 1, 1993, (2) federal savings banks newly established in April, 1994 to acquire the deposits of savings institutions in default that received assistance from the RTC in connection with the transactions, and (3) an SAIF insured savings association that, before January 1, 1987, was a federal savings bank insured by the FSLIC for the purpose of acquiring the assets or assuming the liabilities of a national bank in a transaction consummated after July 1, 1986 and had assets less than $150 million. Exempt institutions generally are required to pay semi-annual assessments at former rates under the schedule applicable to SAIF fund members on June 30, 1995, with certain exceptions.

         There are three statutory adjustments that the FDIC must consider in setting the SAIF recapitalization rates. The first of these relates to Oakar transactions, which are generally defined to include bank purchases of SAIF-assessable deposits. Generally, Bank Insurance Fund (BIF) members acquiring SAIF-assessable deposits in Oakar transactions prior to March 31, 1995 (or after March 31, 1995 if the institution from which the deposits were acquired is no longer insured at the time the special assessment is imposed), are subject to the SAIF special assessment but the amount of assessable deposits would, as a general proposition, be reduced by 20% for purposes of the assessment if certain conditions are satisfied. The 20% haircut for these BIF members applies for purposes of the special assessment and for purposes of future semi-annual assessments on SAIF-assessable deposits that were acquired prior to March 31, 1995. To be eligible for the 20% haircut, a BIF member must satisfy certain requirements that are based on a suggested attributable deposit amount as of June 30, 1995.

         The second statutory adjustment the FDIC must consider for purposes of computing this special assessment relates to "converted associations," a term defined by the Act. An institution meeting one of the Act's definitions of "converted association" may also reduce by 20% the amount of deposits that are SAIF insured as of March 31, 1995 (or after March 31, 1995 is subject to the special assessment because the institution from which the deposits were acquired is no longer insured at the time the special assessment is imposed). In addition to "converted associations," Sasser banks a savings association that converted to a bank charter prior to SAIF reaching its DRR and as a result the resulting bank was required to remain an SAIF member - may qualify under this second adjustment under very limited criteria.

         Third, if payment of the special assessment would pose a significant risk that an insured depository institution or its holding company may default on payments under debt obligations or preferred stock, the institution may elect to pay the special assessment under extended terms that would include a supplemental special assessment.

         The SAIF was initially capitalized through the issuance of bond obligations by the Financing Corporation (FICO), commonly referred to as FICO bonds. The Deposit Insurance Funds Act also addresses repayment of the interest on those bonds. Beginning with the semi-annual periods after December 31, 1996, assessments to pay approximately $8 million in interest on FICO bonds will be shared among all insured depository institutions, including insured national banks, instead of only SAIF members. For purposes of the assessments to pay the interest on the FICO bonds, BIF-assessable deposits will be assessed at a rate of 20% of the assessment rate applicable to SAIF-assessable deposits until December 31, 1999.

After the earlier of December 31, 1999 or the date the last savings association ceases to exist, full pro rata sharing of FICO assessments will begin.

         For purposes of paying the interest on the FICO bonds, "BIF- assessable deposits" means deposits that are subject to assessments under BIF. The term "SAIF-assessable deposits" means deposits that are assessable under SAIF and includes any deposits that were assumed after March 31, 1995 if the insured institution from which the deposits were acquired is not insured when the SAIF special assessment is imposed.

         The Deposit Insurance Funds Act also provides that, as of the date of enactment and ending on the earlier of December 31, 1999 or the date that the last savings association ceases to exist, the federal banking agencies must take appropriate action to prohibit deposit shifting from SAIF to BIF, including enforcement actions, denial of applications, or imposing exit and interest fees as if the transaction qualified as a conversion. The legislation requires the Office of the Comptroller of the Currency, the FDIC, the Federal Reserve Board, and the Office of Thrift Supervision to take necessary actions to prevent insured depository institutions and depository institution holding companies from facilitating or encouraging the shifting of deposits from SAIF assessable to BIF- assessable for the purpose of evading the assessments imposed on SAIF-assessable deposits. The FDIC may issue regulations to prevent deposit shifting. It is a rule of construction, however, that this portion of the Deposit Insurance Funds Act does not prohibit an institution from engaging in conduct or activity that is part of the ordinary course of business and is not directed at depositors of an insured affiliated institution.

         The Deposit Insurance Funds Act also provides for the merger of BIF and SAIF into the Deposit Insurance Fund (DIF) on January 1, 1999, if no insured depository institution is a "savings association" on that date. If an insured savings association still exists on January 1, 1999, the Deposit Insurance Funds Act does not make provision for the merger of the funds to occur on a subsequent date. For purposes of the BIF/SAIF merger, the term "savings association" is defined as having the same meaning as it does in (S). 3(b) of the FDI Act (12 U.S.C. (S). 1813(b)), and thus includes both federal and state savings associations.

         If immediately before the merger, the SAIF reserve ratio exceeds the DRR, the excess will be placed in DIF's special reserve. While the DIF special reserve will not be included for purposes of calculating the DIF DRR and the FDIC can not refund any amount in the special reserve, it can be drawn upon for emergency purposes if the reserve ratio of the DIF should drop below 50% of its DRR for a sustained period of time. This portion of the Deposit Insurance Funds Act also makes conforming changes to the FDI Act and other provisions of law effective on January 1, 1999 if the funds are so merged. If the funds are not merged, the Deposit Insurance Fund Act establishes an SAIF special reserve as of

January 1, 1999 that will consist of the excess in the SAIF over the DRR as of that date. While the amount in the SAIF special reserve can not be used to calculate any future DRR and can not be used for refunds from the SAIF, it would be available for emergency purposes if the reserve ratio of the SAIF is less than 50% of its DRR for a sustained period of time.

         The Deposit Insurance Funds Act also required the FDIC on such basis as it deems appropriate to refund any amounts in excess of the DRR to BIF members and, after it is established, to DIF members. There are no similar provisions for refunds to SIF members. A member can not, however, receive any refund for any semi-annual assessment period that exceeds the assessment paid during that period. Institutions that are not "well-capitalized" or that have other weaknesses are not eligible for refunds. The refund provision becomes effective as of the end of any semi-annual assessment period beginning after the date of enactment of the Deposit Insurance Funds Act.

         ITEM 2.   DESCRIPTION OF PROPERTY

         The Company's corporate office is located at 201 West Taylor Street, Griffin, Georgia. The Company does not pay the Spalding County Bank an annual lease payment on the office.

         The Spalding County Bank has one banking facility located at 201 West Taylor Street, Griffin, Georgia. The building consists of approximately 8,700 feet of space. The building was occupied on opening day, December 5, 1986. The building is equipped with three alarm-equipped vaults, one for safe deposit boxes, one for cash storage and one for night depository services. The building has four drive-in systems, one commercial drawer and three pneumatic tube systems, and is equipped with a 24 hour ATM. Currently, the ATM is utilized by customers of the Spalding County Bank and is not a part of the AVAIL network or any other network. The building also has one fire proof vault used for record retention. The record storage vault is not equipped with an alarm system.

         The Spalding County Bank building is owned by the Spalding County Bank and is carried as an asset on the Spalding County Bank's balance sheet. The real estate on which the building is located is under a long-term lease and has provisions for adjustments and annual lease payments for every five years based on the Consumer Price Index. Rental expense incurred under this lease was $37,409 and $32,644 for the years ended December 31, 1996 and 1995, respectively.

         The Henry County Bank has two offices, one of which is the main office located at 12 North Cedar Street, McDonough, Georgia. The building is equipped with two alarm-equipped vaults, one for safe deposit boxes and cash storage and the other for a night depository. The building has two drive-up teller windows, one commercial drawer and one pneumatic tube system, and is equipped with a 24 hour ATM that is on the AVAIL network. The building has one fireproof vault used for record retention. The storage vault is not equipped with an alarm system. The Henry County Bank recently undertook the renovation of the building canopy and drive-in facility at a cost of approximately $510,000.

         The Henry County Bank building is owned by the Henry County Bank and is carried as an asset on the Henry County Bank's balance sheet. The real estate on which the building is located is also owned by the Henry County Bank. The building consists of approximately 12,400 square feet and has three stories. Approximately 80% of the building is being utilized by the Henry County Bank, with the remaining 20% being leased for office space. The Henry County Bank plans to develop an adjoining lot into a parking lot for staff and customers.

         The building is presently fully (100%) occupied. One tenant occupies 10% or more of the building: McDonough Dental, a professional dental office, leases 1,667 square feet at $9.00 per square foot (a monthly rental of $1,250.00) through December 31, 1996. All other tenants are under lease on a month-to-month basis.

ITEM 3.  LEGAL PROCEEDINGS

         Neither the Company nor either of its subsidiary banks is a party to, nor is any of its property the subject of, any material pending legal proceedings except for ordinary routine litigation incidental to the business of the Company and its subsidiaries. No legal proceedings are known to be contemplated by governmental authorities. There are no material legal proceedings to which any director, officer, affiliate or more than 5% shareholder is a party adverse to or has a material interest adverse to the Company or either of its subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matter during the fourth quarter of the fiscal year ended December 31, 1996, to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no established trading market for shares of the common stock of the Company. There is no established trading market for shares of the preferred stock of the Company. Further, management of the Company has no reason to expect that an established trading market will develop in either the common or preferred shares of the Company or its unsecured debentures.

         The stock of the Company was not traded prior to October 29, 1993, when the Company acquired all of the issued and outstanding stock of the Spalding County Bank in exchange for the Company's common stock. However, the shares of the Company were issued on a one-for-one basis in exchange for the shares of the Spalding County Bank, and the prices at which shares of the Spalding County Bank traded prior to the formation of the Company are illustrative of the market value of the shares of common stock of the Company. The Company and the Spalding County Bank have maintained partial records of share prices based on actual transactions when such information has been disclosed by persons either purchasing or selling the Company's common stock. These records are incomplete as they do not reflect prices for all transactions in the Spalding County Bank's common stock.

         The following table reflects the trades of shares of the Company for the quarters depicted based on such limited available information.

=============================================================================
                  YEAR               HIGH                 LOW
                                    SELLING             SELLING
                                     PRICE               PRICE
=============================================================================
1996
First Quarter                       $14.75              $14.75
--------------------------------------------------------------------------------
Second Quarter                       19.00               14.75
--------------------------------------------------------------------------------
Third Quarter                        25.00               14.75
--------------------------------------------------------------------------------
Fourth Quarter                       20.00               14.75
--------------------------------------------------------------------------------
1995
First Quarter                       $14.75              $14.75
--------------------------------------------------------------------------------
Second Quarter                       14.75               14.75
--------------------------------------------------------------------------------
Third Quarter                        14.75               14.75
--------------------------------------------------------------------------------
Fourth Quarter                       14.75               14.75
================================================================================


         As of December 31, 1996, the Company had approximately 435 shareholders of record of the Company's common stock.

         Under the Georgia Business Corporation Code, the Company may from time to time make distributions, including the payment of dividends, to its shareholders in money, indebtedness or other property (except its own shares) unless, after giving effect to such distribution, the Company would not be able to pay its debts as they become due in the usual course of business or the Company's total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the Company were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution. The Company may also distribute its shares pro rata and without consideration to its shareholders or to the shareholders of one or more classes or series, which constitutes a share dividend. The Company paid a dividend on its common stock of $.25 per share for 1995 and $.25 per share for 1996.

         The Company, as the sole holder of common stock of the Spalding County Bank and the Henry County Bank, is entitled to such dividends as may be declared from time to time by the Board of Directors out of funds available legally therefor. Dividends paid may not exceed 50% of net profits after taxes for the previous fiscal year without prior approval of the Department. Neither the Spalding County Bank nor the Henry County Bank pay cumulative dividends on its common stock. The Spalding County Bank and the Henry County Bank together paid dividends on their common stock in 1995 of $1,550,000 and in 1996 of $780,000.

         In the absence of other activities conducted by the Company, its ability to pay dividends will depend upon the earnings of the Spalding County Bank and the Henry County Bank. The Board of Directors of the Company hope future operations of the Spalding County Bank and the Henry County Bank result in a payment of dividends to its shareholders. However, the Company cannot assure the future payment of dividends, either in cash or in stock.

         The Company filed a registration statement effective pursuant to the Securities Act of 1933, as amended, on August 12, 1994. At the beginning of the fiscal year ended December 31, 1995, the Company had at least 300 shareholders of record. Accordingly, the Company is required to file certain supplementary and periodic information, documents and reports as required by Section 13 of the Securities Exchange Act of 1934, as amended, pursuant to section 15(d) thereof and of Rule 15d-1 of the regulations thereunder.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

           [MANAGEMENT'S DISCUSSION AND ANALYSIS BEGINS ON NEXT PAGE]

                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

The following is a discussion of  the financial condition of The Bank
Holding Company (BHC) and its two bank subsidiaries, The Bank of Spalding County (Spalding) and The First Community Bank of Henry County (Henry) at December 31, 1996 and 1995 and the results of operations for the years ended December 31, 1996 and 1995. The purpose of this discussion is to focus on information about BHC's financial condition and results of operations which are not otherwise apparent from the audited consolidated financial statements. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

Overview

BHC's 1996 results were characterized by moderate, controlled growth and stable earnings. BHC's total assets increased by 9.25% to $118.5 million and net income increased 13.10% to $1.4 million as of and for the year ended December 31, 1996.

           [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

Financial Condition at December 31, 1996 and 1995

Following is a summary of BHC's balance sheets for the periods indicated:


                                      December 31,
                                     1996      1995     Increase (Decrease)
                                (Dollars in Thousands)  Amount  Percent
Cash and due from banks          $  3,499      3,965     (466)   (11.75)%
Securities                         21,395     19,629     1,766     9.00
Federal funds sold                  3,220      2,390       830    34.73
Loans                              82,368     75,086     7,282     9.70
Premises and equipment              3,921      3,336       585    17.54
Goodwill                            2,369      2,554      (185)   (7.24)
Other assets                        1,796      1,568       228    14.54
                                 --------   --------   -------
                                 $118,568   $108,528   $10,040     9.25%
                                 ========   ========   =======
Deposits                          104,442     95,142     9,300     9.77%
Other borrowings                       77        592      (515)  (86.99)
Other liabilities                   1,588      1,419       169    11.91
Preferred stock                     2,446      2,446        --       --
Common stockholders' equity        10,015      8,929     1,086    12.16
                                 --------   --------   -------
                                  118,568    108,528    10,040     9.25%
                                 ========   ========   =======


Financial Condition at December 31, 1996 and 1995

As indicated in the above table, BHC's total assets increased by a moderate 9.25%, primarily as a result of management efforts to control growth, insure adequate capital and liquidity levels at both the holding company and bank level, and to reduce the debt incurred in the acquisition of Henry. Total interest-earning assets were $106,983 at December 31, 1996 or 90.23% of total assets as compared to 89.47% at December 31, 1995. BHC's primary interest-earning assets at December 31, 1996 were loans which made up 76.99% of total interest-earning assets as compared to 77.32% at December 31, 1995.
BHC's loan to deposit ratio at December 31, 1996 was 78.86% as compared to 78.92% at December 31, 1995. The 1996 ratio is within BHC's target ratio of 75% to 85%. Deposits grew at a rate of 9.77%. This deposit growth was used primarily to fund new loan growth. In 1996, the Banks paid dividends totaling $780,000 to BHC. This allowed BHC to reduce total debt by $515,000, to meet the dividend requirements of BHC's preferred stock and to pay a dividend to BHC's common stockholders.

The Banks' investment portfolios increased by $1,766,000 as a result of excess deposit growth not used to fund loan growth. Unrealized losses on securities increased by $39,000 to $295,000 at December 31, 1996. Management has not specifically identified any securities for sale in future periods which, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale.

BHC has a significant portion (83%) of its loan portfolio collateralized by real estate located in BHC's primary market area of Spalding, Henry and surrounding counties. BHC's real estate mortgage and construction portfolio consists of loans collateralized by one to four-family residential properties (32%), construction loans to build one to four-family residential properties (28%), nonresidential properties consisting primarily of small business commercial properties (38%) and multi-family residential and other properties (2%). BHC requires that loans collateralized by real estate not exceed the collateral value by the following percentages for each type of real estate loan as follows:


        One to four-family residential properties             89%
        Construction loans on one to four-family
          residential properties                              85%
        Nonresidential property                               85%
        Multi-family residential properties and other   75 to 80%


The Bank's remaining 17% of its loan portfolio consists of commercial, consumer and other loans. BHC requires collateral commensurate with the repayment ability and creditworthiness of the borrower.

The specific economic and credit risks associated with BHC's loan portfolio, especially the real estate portfolio include, but are not limited to, a general downturn in the economy which could affect unemployment rates in BHC's market area, general real estate market deterioration, interest rate fluctuations, deteriorated or non-existing collateral, title defects, inaccurate appraisals, financial deterioration of borrowers, fraud and any violation of banking protection laws. Construction lending can also present other specific risks to the lender such as whether developers can find builders to buy lots for home construction, whether the builders can obtain financing for the construction, whether the builders can sell the home to a buyer and whether the buyer can obtain permanent financing. Currently, real estate values and employment trends in BHC's market area are stable with no indications of a significant downturn in the general economy.

BHC reduces these economic and credit risks not only by adherence to loan to value guidelines, but also by investigating the creditworthiness of the borrower and monitoring the borrower's financial position. Also, BHC establishes and periodically reviews its lending policies and procedures. State banking regulations limit exposure by prohibiting secured loan relationships that exceed 25% of the Bank's statutory capital and unsecured loan relationships that exceed 15% of the Bank's statutory capital.

Liquidity and Capital Resources

The purpose of liquidity management is to ensure that there are sufficient cash flows to satisfy demands for credit, deposit withdrawals and other needs of the Company. Traditional sources of liquidity include asset maturities and growth in core deposits. A company may achieve its desired liquidity objectives from the management of assets and liabilities and through funds provided by operations. Funds invested in short-term marketable instruments and the continuous maturing of other earning assets are sources of liquidity from the asset perspective. The liability base provides sources of liquidity through deposit growth, the maturity structure of liabilities and accessibility to market sources of funds.

Scheduled loan payments are a relatively stable source of funds, but loan payoffs and deposit flows fluctuate significantly, being influenced by interest rates and general economic conditions and competition. BHC attempts to price its deposits to meet its asset/liability objectives consistent with local market conditions.

The liquidity and capital resources of the Banks are monitored on a periodic basis by State and Federal regulatory authorities. As determined under guidelines established by those regulatory authorities and internal policy, the Banks' liquidity was considered satisfactory.

At December 31, 1996, BHC had loan commitments and letters of credit outstanding of $15,946,716. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If needed, the Banks have the ability on a short-term basis, to borrow and purchase Federal funds from other financial institutions. At December 31, 1996, the Banks have arrangements with four commercial banks for additional short-term advances of approximately $3,000,000.

At December 31, 1996, BHC's and the Banks' capital ratios were considered adequate based on regulatory minimum capital requirements. BHC's common stockholders' equity increased due the retention of earnings, net of dividends paid, of $1,107,000. BHC's common stockholders' equity also decreased due to the decrease in the fair value of securities available for sale, net of taxes, in the amount of $22,000. For regulatory purposes, the net unrealized losses on securities available for sale, net of taxes, and the $2,369,000 of goodwill acquired in the acquisition of Henry, are excluded in the computation of the capital ratios.

The primary source of funds available to BHC is the payment of dividends by its subsidiary Banks. Banking regulations limit the amount of the dividends that may be paid without prior approval of the Banks' regulatory agency. Approximately $749,000 are available to be paid as dividends by the Banks at December 31, 1996. BHC projects that debt service and preferred stock dividend requirements for 1997 will be approximately $217,000. During 1996, the Banks paid a total of $780,000 in dividends to BHC which allowed BHC to repay $515,000 on the debt that was incurred in the acquisition of Henry.

The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for BHC and the Banks as of December 31, 1996 are as follows:


                                          Actual
                             ---------------------------------

                                                       First
                                                     Community
                             The Bank    The Bank     Bank of
                             Holding    of Spalding    Henry    Regulatory
                             Company      County      County    Requirement
                             -------      ------      ------    -----------
   Leverage capital ratio       6.90%      8.39%       9.94%      5.00%
   Risk-based capital ratios:
     Core capital               9.04      11.33       12.58       6.00
     Total capital             10.06      12.51       13.42      10.00


At December 31, 1996, BHC had no material commitments for additions for capital expenditures.

Management believes that its liquidity and capital resources are adequate and will meet its foreseeable short and long-term needs. Management anticipates that it will have sufficient funds available to meet current loan commitments and to fund or refinance, on a timely basis, its other material commitments and liabilities.

Management is not aware of any other known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on its liquidity, capital resources or operations. Management is also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

Effects of Inflation
--------------------

The impact of inflation on banks differs from its impact on non-financial institutions. Banks, as financial intermediaries, have assets which are primarily monetary in nature and which tend to fluctuate in concert with inflation. A bank can reduce the impact of inflation if it can manage its rate sensitivity gap. This gap represents the difference between rate sensitive assets and rate sensitive liabilities. BHC, through its asset-liability committee, attempts to structure the assets and liabilities and manage the rate sensitivity gap, thereby seeking to minimize the potential effects of inflation. For information on the management of BHC's interest rate sensitive assets and liabilities, see the "Asset/Liability Management" section.

Results of Operations For The Years Ended December 31, 1996 and 1995

Following is a summary of BHC's operations for the periods indicated.


                             Year Ended December 31,
                                 1996       1995       Increase (Decrease)
                             (Dollars in Thousands)    Amount     Percent

Interest income               $ 9,979    $ 9,563      $ 416        4.35%

Interest expense                4,489      4,486          3        0.07

Net interest income             5,490      5,077        413        8.13

Provision for loan losses         145         90         55       61.11

Other income                    1,298      1,340        (42)      (3.13)

Other expenses                  4,222      4,317        (95)      (2.20)

Pretax income                   2,421      2,010        411       20.45

Income taxes                      979        735        244       33.20

Net income                      1,442      1,275        167       13.10


Net Interest Income
-------------------

BHC's results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate non-interest income and to control operating expenses. Since interest rates are determined by market forces and economic conditions beyond the control of BHC, BHC's ability to generate net interest income is dependent upon its ability to obtain an adequate net interest spread between the rate paid on interest-bearing liabilities and the rate earned on interest-earning assets.

The net yield on average interest-earning assets increased in 1996 to 5.38% from 5.21% in 1995. This increase was due primarily to an increase in the volume of average loans outstanding. Average loans increased by $3.4 million which accounted for the majority of a $4.5 million increase in total average interest-earning assets. Average interest-bearing liabilities increased by $51,000 with average interest-bearing deposits accounting for $1.6 million of this increase, which was offset by a decrease in other borrowings of $1.5 million. The rate earned on average interest-earning assets decreased to 9.78% in 1996 from 9.84% in 1995. The rate paid on average interest-bearing liabilities was 5.35% for both 1996 and 1995.

Provision for Loan Losses
-------------------------

The provision for loan losses increased to $145,000 in 1996 from $90,000 in 1995. This increase was due to increased net loan charge-offs of $131,000 in 1996 as compared to $39,000 in 1995 and also the net increase in the loan portfolio. One real estate loan charge-off of $66,000 accounted for the majority of the increase in net charge-offs. Impaired loans, consisting solely of nonaccrual loans, were $51,000 at December 31, 1996, and other nonperforming assets, consisting of other real estate owned (OREO) was $325,000, which is carried at the lower of cost or fair value. Selected ratios concerning nonperforming loans and assets are as follows:

                                                           December 31,
                                                           1996    1995
        Net charge-offs to average loans                   0.17%   0.05%
        Reserve for loan losses to total loans             1.06%   1.14%
        Reserve for loan losses to total loans and OREO    1.05%   1.14%
        Nonperforming assets to total loans and OREO       0.45%   0.71%
        Reserve for loan losses to nonperforming loans    5.84:1  3.26:1
        Reserve for loan losses to nonperforming assets   2.35:1  1.60:1

Based upon management's evaluation of the loan portfolio, management believes the reserve for loan losses to be adequate to absorb possible losses on existing loans that may become uncollectible. This evaluation considers past loan loss experience, past due and classified loans, underlying collateral values and current economic conditions which may affect the borrower's ability to repay.

Other Income
------------

Other operating income consists of service charges on deposit accounts, gains on sale of mortgage loans, gain on sale of loans other than mortgage loans and other miscellaneous revenues and fees. Other operating income decreased to $1,298,000 in 1996 from $1,340,000 in 1995. This decrease is due primarily to the sale of $1.8 million of guaranteed portions of SBA loans which resulted in gains of $112,000 in 1995.

Non-interest Expense
--------------------

The decrease in non-interest expenses is due primarily to controlled costs associated with operational efficiencies achieved in 1996. Salaries and employee benefits and other operating expenses are the primary components of non-interest expense. Salaries and employee benefits decreased to $2,084,000 in 1996 from $2,172,000 in 1995. Other operating expenses decreased to $1,355,000 in 1996 from $1,440,000 in 1995.

Income Tax
----------

Income taxes, as a percentage of pre-tax income, increased in 1996 to 40.44% in 1996 from 36.58% in 1995. The income tax rates are higher than the statutory Federal income tax rate of 34% due primarily to state income taxes and the non-deductibility of goodwill amortization.

Asset/Liability Management
--------------------------

It is BHC's objective to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Certain officers are charged with the responsibility for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix. It is the overall philosophy of management to support asset growth primarily through growth of core deposits of all categories made by local individuals, partnerships and corporations.

BHC's asset/liability mix is monitored on a regular basis with a report reflecting the interest rate sensitive assets and interest rate sensitive liabilities being prepared and presented to the Board of Directors of the Banks on a monthly basis. The objective of this policy is to monitor interest rate sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on earnings. An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If BHC's assets and liabilities were equally flexible and move concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

A simple interest rate "gap" analysis by itself may not an be accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, BHC also evaluates how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as "interest rate caps and floors") which limit changes in interest rates.

Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates.

Changes in interest rates also affect BHC's liquidity position. BHC currently prices deposits in response to market rates and it is management's intention to continue this policy. If deposits are not priced in response to market rates, a loss of deposits could occur which would negatively affect BHC's liquidity position.

At December 31, 1996, BHC's cumulative one year interest rate sensitivity gap ratio was 94%. BHC's targeted ratio is 80% to 120% in this time horizon. This indicates that BHC's interest-earning assets will reprice during this period at a rate slightly slower than BHC's interest-bearing liabilities. BHC is within its targeted parameters and net interest income should not be significantly affected by changes in interest rates. It is also noted that over 76% of BHC's certificates of deposit greater than $100,000 mature within the one year time horizon. The majority of these deposits are from established customers. It is management's belief that as long as BHC pays the prevailing market rate on these type deposits, BHC's liquidity, while not assured, will not be negatively affected.

The following table sets forth the distribution of the repricing of BHC's interest-earning assets and interest-bearing liabilities as of December 31, 1996, the interest rate sensitivity gap, the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio and the cumulative interest rate sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of BHC's customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact, reprice at different times within such period and at different rates.

ITEM 7.  FINANCIAL STATEMENTS

                   [FINANCIAL STATEMENTS BEGIN ON NEXT PAGE]

                                                                 After           After
                                                                 Three            One
                                                                 Months         Year but
                                                  Within          but            Within         After
                                                  Three          Within           Five          Five
                                                  Months        One Year         Years          Years       Total
                                                                     (Dollars in Thousands)
Interest-earning assets:
        Federal funds sold                       $ 3,220       $     --          $    --       $    --       $  3,220
        Securities                                 4,330          2,654           12,209         1,577         20,770
        Loans                                     38,234         18,454           26,517            45         83,250
                                                  ------         ------           ------        ------        -------
                                                  45,784         21,108           38,726         1,622        107,240
                                                  ------         ------           ------        ------        -------
Interest-bearing liabilities:
        Interest-bearing demand
            deposits                              17,187             --               --            --         17,187
        Savings                                    4,945             --               --            --          4,945
        Certificates, less than
            $100,000                               9,792         28,463           14,698            --         52,953
        Certificates, $100,000
            and over                               4,041          7,075            3,454            --         14,570
        Debentures payable                            --             15               62            --             77
                                                  ------         ------           ------        ------        -------
                                                  35,965         35,553           18,214            --         89,732
                                                  ------         ------           ------        ------        -------
Interest rate sensitivity gap                    $ 9,819       $(14,445)         $20,512       $ 1,622       $ 17,508
                                                  ======         ======           ======        ======        =======
Cumulative interest rate
   sensitivity gap                               $ 9,819       $ (4,626)         $15,886       $17,508
                                                  ======         ======           ======        ======
Interest rate sensitivity
   gap ratio                                        1.27           0.59             2.13            --
                                                  ======         ======           ======        ======
Cumulative interest rate
   sensitivity gap ratio                            1.27           0.94             1.18          1.20
                                                  ======         ======           ======        ======

              SELECTED FINANCIAL INFORMATION AND STATISTICAL DATA

The tables and schedules on the following pages set forth certain significant financial information and statistical data with respect to: the distribution of assets, liabilities and stockholders' equity of BHC, the interest rates and interest differentials experienced by BHC; the investment portfolio of BHC; the loan portfolio of BHC, including types of loans, maturities and sensitivities of loans to changes in interest rates and information on nonperforming loans; summary of the loan loss experience and reserves for loan losses of BHC; types of deposits of BHC and the return on equity and assets for BHC.

         DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY:
                   INTEREST RATES AND INTEREST DIFFERENTIALS

Average Balances

The condensed average balance sheets for the periods indicated are presented below. (1)


                                                  Year Ended December 31,
                                                   1996           1995
                                                  (Dollars in Thousands)
          ASSETS
        Cash and due from banks                   $  3,086      $  3,198
        Taxable securities                          19,929        17,819
        Nontaxable securities                          326           481
        Securities valuation account                  (371)         (592)
        Federal funds sold                           3,610         4,471
        Loans (2)                                   78,145        74,707
        Reserve for loan losses                       (868)         (856)
        Other assets                                 7,808         8,983
                                                   -------       -------
                                                  $111,665      $108,211
                                                   =======       =======

        Total interest-earning assets             $102,010      $ 97,478
                                                   =======       =======

          LIABILITIES AND STOCKHOLDERS' EQUITY

        Deposits:
           Noninterest-bearing demand             $ 14,084      $ 11,782
           Interest-bearing demand                  16,193        15,879
           Savings                                   5,126         5,839
           Time                                     61,982        59,939
                                                   -------       -------
                   Total deposits                   97,385        93,439
           Federal funds purchased                     202           529
           Note payable                                250         1,500
           Debentures payable                           92           108
           Other liabilities                         1,827         1,882
                                                   -------       -------
                   Total liabilities                99,756        97,458
                                                   -------       -------
           Preferred stock                           2,446         2,446
                                                   -------       -------
           Common stockholders' equity               9,463         8,307
                                                   -------       -------
                                                  $111,665      $108,211
                                                   =======       =======

           Total interest-bearing liabilities     $ 83,845      $ 83,794
                                                   =======       =======

(1) Average balances were determined using the daily average balances during the year for each category.
(2) Average loans include nonaccrual loans and are stated net of unearned income.

Interest Income and Interest Expense

The following tables set forth the amount of BHC's interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

                                                                      - - - - Year Ended December 31, - - -

                                                                             1996                 1995
                                                                                   Average              Average
                                                                      Interest      Rate     Interest     Rate
                                                                              (Dollars in Thousands)
        INTEREST INCOME:
                Interest and fees on loans (1)                         $8,622       11.03%    $8,313     11.13%
                Interest on taxable securities                          1,139        5.71        954      5.36
                Interest on nontaxable securities (2)                      22        6.86         32      6.67
                Interest on Federal funds sold                            196        5.42        264      5.91
                                                                        -----                  -----
                Total interest income                                   9,979        9.78      9,563      9.84
                                                                        -----                  -----
        INTEREST EXPENSE:
                Interest on interest-bearing
                  demand deposits                                         542        3.35        511      3.21
                Interest on savings deposits                              162        3.15        193      3.31
                Interest on time deposits                               3,741        6.04      3,609      6.02
                Interest on Federal funds purchased                        13        6.54         23      4.38
                Interest on note payable                                   24        9.76        140      9.34
                Interest on debentures                                      7        8.27         10      8.85
                                                                        -----                  -----
                Total interest expense                                  4,489        5.35      4,486      5.35
                                                                        -----                  -----
        NET INTEREST INCOME                                            $5,490                 $5,077
                                                                        =====                  =====
                Net interest spread                                                  4.43%                4.46%
                                                                                     ====                 ====
                Net yield on average interest-earning assets                         5.38%                5.21%
                                                                                     ====                 ====

(1) Interest and fees on loans includes $897,000 and $764,000 of loan fee income for the years ended December 31, 1996 and 1995, respectively. There was no interest income recognized during 1996 on nonaccrual loans. Approximately $9,000 was recognized during 1995.

(2) Yields on nontaxable securities have not been computed on a tax equivalent basis.

Rate and Volume Analysis

The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected BHC's interest income and expense during the year indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) change in volume (change in volume multiplied by old rate); (2) change in rate (change in rate multiplied by old volume); and (3) a combination of change in rate and change in volume. The changes in interest income and interest expense attributable to both volume and rate have been allocated proportionately on a consistent basis to the change due to volume and the change due to rate.

                                                                                        Year Ended December 31,
                                                                                            1996 vs. 1995
                                                                                            Changes Due To:
                                                                                                                  Increase
                                                                                Rate            Volume           (Decrease)
                                                                                          (Dollars in Thousands)
         Increase (decrease) in:
                Income from interest-earning assets:
                Interest and fees on loans                                    $   (70)         $   379            $   309
                Interest on taxable securities                                     67              118                185
                Interest on nontaxable securities                                   1              (11)               (10)
                Interest on Federal funds sold                                    (20)             (48)               (68)
                                                                                  ----             ----               ----
                        Total interest income                                     (22)             438                416
                                                                                  ----             ----               ----
                Expense from interest-bearing liabilities:
                Interest on interest-bearing
                        demand deposits                                            21               10                 31
                Interest on savings deposits                                       (9)             (22)               (31)
                Interest on time deposits                                           8              124                132
                Interest on Federal funds purchased                                 8              (18)               (10)
                Interest on note payable                                            6             (122)              (116)
                Interest on debentures                                             (1)              (2)                (3)
                                                                                  ----             ----               ----
                        Total interest expense                                     33              (30)                 3
                                                                                  ----             ----               ----
                        Net interest income                                   $   (55)         $   468            $   413
                                                                                  ====             ====               ====

                             INVESTMENT PORTFOLIO

Types of Investments

The carrying amounts of securities at the dates indicated are summarized as follows:

                                                                                                December 31,
                                                                                          1996                1995
                                                                                           (Dollars in Thousands)
        U.S. Treasury and other U.S. Government agencies and corporations               $  16,551          $  14,022
        Municipal securities                                                                  643              1,140
        Mortgage-backed securities                                                          3,576              3,842
                                                                                           ------             ------
                                                                                        $  20,770          $  19,004
                                                                                           ======             ======

Maturities

The amounts of securities in each category as of December 31, 1996 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years, (3) after five years through ten years and (4) after ten years.


                                                               After one year              After five years
                                     One year or less         through five years           through ten years
                                   Amount      Yield (1)      Amount     Yield (1)        Amount      Yield (1)
U.S. Treasury and
  other U.S. Government
  agencies and corporations       $    --        --          $  15,051     5.60%          $  1,500      7.10%

Municipal securities (2)              103      6.82                488     5.63                 52      7.85

Mortgage-backed securities            519      7.77                 --       --                 --        --
                                   ------                       ------                      ------

                                  $   622      7.61          $  15,539     5.60           $  1,552      7.13
                                   ======                       ======                      ======


                                           After ten years                        Total
                                         Amount      Yield (1)              Amount      Yield (1)
U.S. Treasury and
  other U.S. Government
  agencies and corporations             $    --          --%              $   16,551      5.74%

Municipal securities (2)                     --          --                      643      6.00

Mortgage-backed securities                3,057        5.99                    3,576      6.25
                                         ------                               ------

                                        $ 3,057        5.99               $   20,770      5.83
                                         ======                               ======

(1) Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. The weighted average yield for each maturity range was computed using the carrying value of each security in that range.

(2) Yields on municipal securities have not been computed on a tax equivalent basis.

                                LOAN PORTFOLIO

Types of Loans

The amount of loans outstanding at the indicated dates are shown in the following table according to the type of loan.

                                                      December 31,
                                                  1996          1995
                                                (Dollars in Thousands)
        Commercial and financial              $  5,269       $  5,604
        Real estate-construction                19,441         19,570
        Real estate-mortgage                    49,834         41,686
        Consumer installment loans and other     8,706          9,094
                                                ------         ------
                                                83,250         75,954
        Less allowance for loan losses            (882)          (868)
                                                ------         ------
                        Net loans             $ 82,368       $ 75,086
                                                ======         ======

Maturities and Sensitivities of Loans to Changes in Interest Rates

Total loans as of December 31, 1996 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years and (3) after five years. The disclosure of loans by the required categories, commercial and financial and real estate - construction, is not available and would involve undue burden and expense to the Company. In making this determination, the Company has considered the estimated cost to compile the required information and its current and future electronic data processing capability.

                                              (Dollars in Thousands)
        Maturity:
          One year or less                        $  48,249
          After one year through five years          34,956
          After five years                               45
                                                     ------
                                                  $  83,250
                                                     ======

The following table summarizes loans at December 31, 1996 with the due dates after one year which have predetermined and floating or adjustable interest rates.

                                              (Dollars in Thousands)
          Predetermined interest rates             $ 26,576
          Floating or adjustable interest rates       8,425
                                                     ------
                                                   $ 35,001
                                                     ======

Risk Elements

Information with respect to nonaccrual, past due, and restructured loans at December 31, 1996 and 1995 is as follows:

                                                          December 31,
                                                       1996          1995
                                                     (Dollars in Thousands)
   Nonaccrual loans                                   $  51        $  266
   Loans contractually past due ninety days
      or more as to interest or principal
      payments and still accruing                       126            24
   Restructured loans                                   - -           - -
   Loans, now current about which there are
      serious doubts as to the ability of the
      borrower to comply with loan repayment terms      - -           - -
   Interest income that would have been recorded
      on nonaccrual and restructured loans under
      original terms                                      4            13
   Interest income that was recorded on nonaccrual
      and restructured loans                             --             9


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

The interest income information on nonaccrual and restructured loans in the above table is not comparable with the interest income information on impaired loans as disclosed in Note 3 of the financial statements. The above table includes interest income information only on nonaccrual and restructured loans that were outstanding at the end of the year. The financial statements include interest income information on impaired loans that were outstanding throughout the year. Also, the interest income information in the above table represents the interest that could have been earned during the entire year. The interest income information on impaired loans in the financial statements represents the interest that was recognized only during the period of impairment.

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

                        SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes average loan balances for each year determined using the daily average balances during the year; changes in the reserve for possible loan losses arising from loans charged off and recoveries on loans previously charged off; additions to the reserve which have been charged to operating expense; and the ratio of net charge-offs during the period to average loans.

                                             Years Ended December 31,
                                                1996         1995
                                              (Dollars in Thousands)
   Average amount of loans outstanding       $ 78,145     $ 74,707
                                               ======       ======
   Balance of allowance for loan losses
      at beginning of period                 $    868     $    817
                                               ------       ------
   Loans charged off
      Commercial and financial                     --           12
      Real estate mortgage                        104           31
      Instalment                                   73           48
                                               ------       ------
                                                  177           91
                                               ------       ------

   Loans recovered
      Commercial and financial                     --            5
      Real estate mortgage                         29           30
      Instalment                                   17           17
                                               ------       ------
                                                   46           52
                                               ------       ------

   Net charge-offs                                131           39
                                               ------       ------
   Additions to allowance charged to
      operating expense during period             145           90
                                               ------       ------
   Balance of allowance for loan
      losses at end of period                $    882     $    868
                                               ======       ======
   Ratio of net loans charged off
   during the period to average loans
   outstanding                                   0.17%        0.05%
                                               ======       ======

Allowance for Loan Losses

The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower's ability to pay and the underlying collateral value of the loans.

As of December 31, 1996 and 1995, management had made no allocations of its reserve for loan losses to specific categories of loans. Based on management's best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:

                                   December 31, 1996          December 31, 1995
                                  Percent of loans in        Percent of loans in
                                     each category              each category
                            Amount   to total loans    Amount   to total loans
                                            (Dollars in Thousands)
Commercial and financial     $  89          6%         $   87          8%
Real estate - construction     132         23             130         25
Real estate - mortgage         397         60             391         55
Consumer installment
        loans and other        264         11             260         12
                               ---        ---             ---        ---
                             $ 882        100%          $ 868        100%
                               ===        ===             ===        ===

--------------------------------------------------------------------------------

                           THE BANK HOLDING COMPANY
                               AND SUBSIDIARIES

                         CONSOLIDATED FINANCIAL REPORT

                               DECEMBER 31, 1996

--------------------------------------------------------------------------------

                           THE BANK HOLDING COMPANY
                               AND SUBSIDIARIES

                         CONSOLIDATED FINANCIAL REPORT
                               DECEMBER 31, 1996
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                               -----------------

                                                                       Page
                                                                       ----
INDEPENDENT AUDITOR'S REPORT............................................. 1

FINANCIAL STATEMENTS

    Consolidated balance sheets.......................................... 2
    Consolidated statements of income.................................... 3
    Consolidated statements of stockholders' equity...................... 4
    Consolidated statements of cash flows.......................... 5 and 6
    Notes to consolidated financial statements........................ 7-26

                         INDEPENDENT AUDITOR'S REPORT
--------------------------------------------------------------------------------

To the Board of Directors
The Bank Holding Company and Subsidiaries
Griffin, Georgia


                We have audited the accompanying consolidated balance sheets of The Bank Holding Company and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


                We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


                In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Bank Holding Company and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                            /s/ Mauldin & Jenkins LLC

Atlanta, Georgia
January 24, 1997

                            THE BANK HOLDING COMPANY
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

------------------------------------------------------------------------------------------------------------------------------
                                   Assets                                               1996                      1995
                                   ------                                    -----------------------   -----------------------
Cash and due from banks                                                      $            3,499,104    $            3,964,825
Federal funds sold                                                                        3,220,000                 2,390,000
Securities available-for-sale                                                            21,394,698                19,629,285
Loans held for sale                                                                       2,141,508                 1,392,476

Loans                                                                                    81,107,868                74,561,543
Less allowance for loan losses                                                              881,669                   868,197
                                                                             -----------------------   -----------------------
          Loans, net                                                                     80,226,199                73,693,346

Premises and equipment                                                                    3,921,140                 3,336,214
Goodwill                                                                                  2,369,395                 2,554,023
Other assets                                                                              1,795,896                 1,567,531
                                                                             -----------------------   -----------------------

          Total assets                                                       $          118,567,940    $          108,527,700
                                                                             =======================   =======================

        Liabilities, Preferred Stock and Common Stockholders' Equity
        ------------------------------------------------------------

Deposits
    Noninterest-bearing demand                                               $           14,786,177    $           16,225,339
    Interest-bearing demand                                                              17,187,466                15,271,968
    Savings                                                                               4,945,149                 5,295,909
    Time, $100,000 and over                                                              14,569,755                11,627,946
    Other time                                                                           52,953,510                46,720,499
                                                                             -----------------------   -----------------------
           Total deposits                                                               104,442,057                95,141,661
    Note payable                                                                                  -                   500,000
    Debentures payable                                                                       76,924                    91,540
    Other liabilities                                                                     1,588,375                 1,419,244
                                                                             -----------------------   -----------------------
          Total liabilities                                                             106,107,356                97,152,445
                                                                             -----------------------   -----------------------

Commitments and contingent liabilities

Redeemable 8% preferred stock, par value $60; 50,000 shares
    authorized; 40,770 issued and outstanding                                             2,446,200                 2,446,200
                                                                             -----------------------   -----------------------

Common stockholders' equity
    Common stock, par value $5; 10,000,000 shares authorized;
        556,525 issued and outstanding                                                    2,782,625                 2,782,625
    Capital surplus                                                                       4,491,861                 4,491,861
    Retained earnings                                                                     2,922,890                 1,815,695
    Unrealized losses on securities available-for-sale, net of tax                         (182,992)                 (161,126)
                                                                             -----------------------   -----------------------

          Total common stockholders' equity                                              10,014,384                 8,929,055
                                                                             -----------------------   -----------------------

          Total liabilities, preferred stock and
             common stockholders' equity                                     $          118,567,940    $          108,527,700
                                                                             =======================   =======================


See Notes to Consolidated Financial Statements.

                           THE BANK HOLDING COMPANY
                               AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                    YEARS ENDED DECEMBER 31, 1996 AND 1995

------------------------------------------------------------------------------------------------------------------------------
                                                                                           1996                     1995
                                                                                    -------------------    -------------------
Interest income
    Loans                                                                           $        8,622,293     $        8,312,803
    Taxable securities                                                                       1,138,865                954,339
    Nontaxable securities                                                                       22,351                 32,082
    Federal funds sold                                                                         195,785                264,274
                                                                                    -------------------    -------------------
          Total interest income                                                              9,979,294              9,563,498
                                                                                    -------------------    -------------------
Interest expense
    Deposits                                                                                 4,444,300              4,313,018
    Federal funds purchased                                                                     13,235                 23,124
    Note payable                                                                                24,407                140,151
    Debentures payable                                                                           7,573                  9,534
                                                                                    -------------------    -------------------
          Total interest expense                                                             4,489,515              4,485,827
                                                                                    -------------------    -------------------

          Net interest income                                                                5,489,779              5,077,671
Provision for loan losses                                                                      145,000                 90,000
                                                                                    -------------------    -------------------
          Net interest income after provision for loan losses                                5,344,779              4,987,671
                                                                                    -------------------    -------------------

Other income
    Service charges on deposit accounts                                                        541,106                520,804
    Gain on sale of mortgage loans                                                             544,854                525,541
    Gain on sale of other loans                                                                      -                112,492
    Net realized gains (losses) on securities available-for-sale                                16,592                   (870)
    Other operating income                                                                     195,228                181,874
                                                                                    -------------------    -------------------
          Total other income                                                                 1,297,780              1,339,841
                                                                                    -------------------    -------------------

Other expenses
    Salaries and employee benefits                                                           2,084,304              2,171,547
    Equipment and occupancy expenses                                                           597,917                521,280
    Goodwill amortization                                                                      184,628                184,628
    Other operating expenses                                                                 1,354,625              1,439,997
                                                                                    -------------------    -------------------
          Total other expenses                                                               4,221,474              4,317,452
                                                                                    -------------------    -------------------

          Income before income taxes                                                         2,421,085              2,010,060

Income tax expense                                                                             979,063                735,287
                                                                                    -------------------    -------------------

          Net income                                                                $        1,442,022     $        1,274,773
                                                                                    ===================    ===================

Net income per share of common stock                                                $             2.24     $             1.94
                                                                                    ===================    ===================

See Notes to Consolidated Financial Statements.

                           THE BANK HOLDING COMPANY
                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED DECEMBER 31, 1996 AND 1995

------------------------------------------------------------------------------------------------------------------------------
                                                                                                      Unrealized
                                                                                                       Losses on
                                                                                                      Securities
                                             Common Stock                                              Available         Total
                                     ------------------------------     Capital        Retained        for Sale,     Stockholders'
                                        Shares        Par Value         Surplus        Earnings       Net of Tax        Equity
                                     ------------- ----------------  --------------  --------------  -------------- ----------------
Balance, December 31, 1994                556,525  $     2,782,625   $   4,491,861   $     875,749   $    (511,148) $     7,639,087
    Net income                                  -                -               -       1,274,773               -        1,274,773
    Cash dividends declared,
        $.25 per share                          -                -               -        (139,131)              -         (139,131)
    Cash dividends on
        preferred stock                         -                -               -        (195,696)              -         (195,696)
    Net change in unrealized
        losses on securities
        available-for-sale, net of
        tax                                     -                -               -               -         350,022          350,022
                                     ------------- ----------------  --------------  --------------  -------------- ----------------
Balance, December 31, 1995                556,525        2,782,625       4,491,861       1,815,695        (161,126)       8,929,055
    Net income                                  -                -               -       1,442,022               -        1,442,022
    Cash dividends declared,
        $.25 per share                          -                -               -        (139,131)              -         (139,131)
    Cash dividends on
        preferred stock                         -                -               -        (195,696)              -         (195,696)
Net change in unrealized
    losses on securities
    available-for-sale, net of
    tax                                         -                -               -               -         (21,866)         (21,866)
                                     ------------- ----------------  --------------  --------------  -------------- ----------------
Balance, December 31, 1996                556,525  $     2,782,625   $   4,491,861   $   2,922,890   $    (182,992) $    10,014,384
                                     ============= ================  ==============  ==============  ============== ================

See Notes to Consolidated Financial Statements.

                           THE BANK HOLDING COMPANY
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 1996 AND 1995


==============================================================================================================================
                                                                                          1996                      1995
                                                                                  ---------------------    -------------------
OPERATING ACTIVITIES
    Net income                                                                    $          1,442,022     $        1,274,773
    Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation                                                                         267,412                231,173
          Amortization of intangible assets                                                    188,796                190,780
          Provision for loan losses                                                            145,000                 90,000
          Deferred income taxes                                                                  3,988                 (3,359)
          Net (increase) decrease in loans held for sale                                      (749,032)               162,183
          Net realized (gains) losses on securities available-for-sale                         (16,592)                   870
          (Gain) loss on sales of other real estate                                             (2,322)                10,639
          Gain on sale of other loans                                                              --                (112,492)
          (Increase) decrease in interest receivable                                          (133,245)                62,489
          Increase (decrease) in interest payable                                              142,921               (334,827)
          Other operating activities                                                           (11,591)              (241,101)
                                                                                  ---------------------    -------------------

                  Net cash provided by operating activities                                  1,277,357              1,331,128
                                                                                  ---------------------    -------------------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                                              (8,740,975)            (3,899,919)
    Proceeds from sales of securities available-for-sale                                     2,199,813                499,063
    Proceeds from maturities of securities available-for-sale                                4,752,949              2,024,931
    Net increase in Federal funds sold                                                        (830,000)            (1,335,000)
    Proceeds from sale of other loans                                                              --               1,892,047
    Net (increase) decrease in loans                                                        (7,225,647)               769,829
    Purchase of premises and equipment                                                        (852,338)              (559,353)
    Proceeds from sales of other real estate                                                   502,167                946,792
                                                                                  ---------------------    -------------------

                  Net cash provided by (used in) investing activities                      (10,194,031)               338,390
                                                                                  ---------------------    -------------------

FINANCING ACTIVITIES
    Net increase in deposits                                                                 9,300,396              3,451,775
    Net decrease in Federal funds purchased                                                          -             (3,010,000)
    Repayment of note and debentures payable                                                  (514,616)            (1,016,154)
    Dividends paid                                                                            (334,827)              (521,676)
                                                                                  ---------------------    -------------------

                  Net cash provided by (used in) financing activities                        8,450,953             (1,096,055)
                                                                                  ---------------------    -------------------


                           THE BANK HOLDING COMPANY
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 1996 AND 1995

================================================================================

                                                                                           1996                     1995
                                                                                    -------------------    -------------------

Net increase (decrease)  in cash and due from banks                                 $         (465,721)    $           573,463

Cash and due from banks at beginning  of year                                                3,964,825               3,391,362
                                                                                    -------------------    -------------------

Cash and due from banks at end of year                                              $        3,499,104     $         3,964,825
                                                                                    ===================    ===================

SUPPLEMENTAL DISCLOSURES
    Cash paid for:
        Interest                                                                    $        4,346,594     $         4,818,670

        Income taxes                                                                $          918,394     $           838,215

NONCASH TRANSACTIONS
    Unrealized (gains) losses on securities available-for-sale                      $           39,392     $          (518,711)

    Principal balances of loans transferred to other real estate                    $          547,794     $           523,059

See Notes to Consolidated Financial Statements.

                           THE BANK HOLDING COMPANY
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Nature of Business

         The Bank Holding Company (the Company) is a multi-bank holding company whose business is conducted by its wholly-owned subsidiaries, The Bank of Spalding County and First Community Bank of Henry County (the Banks). The Banks are commercial banks located in Griffin, Spalding County, Georgia and McDonough, Henry County, Georgia, respectively. The Banks provide a full range of banking services in its primary market areas of Spalding and Henry counties and surrounding counties.

        Basis of Presentation

         The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany transactions and accounts are eliminated in consolidation.

         The accounting and reporting policies of the Company conform to generally accepted accounting principles and general practices within the financial services industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates.

        Cash and Cash Equivalents

         Cash on hand, cash items in process of collection, and amounts due from banks are included in cash and cash equivalents.

         The Company maintains amounts due from banks which, at times, may exceed Federally insured limits. The Company has not experienced any losses in such accounts.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Securities

         Securities are classified based on management's intention on the date of purchase. Securities which management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other debt securities are classified as available-for-sale and carried at fair value with net unrealized gains and losses included in stockholders' equity, net of tax. Equity securities without a readily determinable fair value are carried at cost.

         Interest and dividends on securities, including amortization of premiums and accretion of discounts, are included in interest income. Realized gains and losses from the sales of securities are determined using the specific identification method.

        Loans Held for Sale

         Loans held for sale consist of mortgage loans and are carried at the lower of aggregate cost or fair value. These loans are sold to investors who purchase the loans with "locked in" interest rates agreed to by the investors and the Company prior to funding, thereby reducing the Company's exposure to interest rate risk. These loans are sold without recourse, and no loan servicing rights are retained. The gain or loss on the sale of these loans are recognized at the time of sale.

        Loans

         Loans are carried at their principal amounts outstanding less the allowance for loan losses. Interest income on loans is credited to income based on the principal amount outstanding.

         Loan origination fees and certain direct costs of most loans are recognized at the time the loan is recorded. Loan origination fees and costs incurred for other loans are deferred and recognized as income over the life of the loan. Because net origination loan fees and costs are not material, the results of operations are not materially different than the results which would be obtained by accounting for all loan fees and costs in accordance with generally accepted accounting principles.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Loans (Continued)

         The allowance for loan losses is maintained at a level that management believes to be adequate to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, growth, composition of the loan portfolio, and other risks inherent in the portfolio. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses, and may require the Company to record additions to the allowance based on their judgment about information available to them at the time of their examinations.

         The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. Interest income is subsequently recognized only to the extent cash payments are received.

         A loan is impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the terms of the loan agreement. Individually identified impaired loans are measured based on the present value of payments expected to be received, using the contractual loan rate as the discount rate. Alternatively, measurement may be based on observable market prices or, for loans that are solely dependent on the collateral for repayment, measurement may be based on the fair value of the collateral. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. Changes to the valuation allowance are recorded as a component of the provision for loan losses.

        Premises and Equipment

         Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Goodwill

         Goodwill represents the excess of the acquisition cost of First Community Bank of Henry County over the fair value of the net assets acquired less accumulated amortization. Goodwill is being amortized on the straight-line method over a period of fifteen years.

        Other Real Estate Owned

         Other real estate owned represents properties acquired through foreclosure. Other real estate owned is held for sale and is carried at the lower of the recorded amount of the loan or fair value of the properties less estimated selling costs. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for loan losses. Subsequent gains or losses on sale and any subsequent adjustment to the value are recorded as other expenses.

        Income Taxes

         Income tax expense consists of current and deferred taxes. Current income tax provisions approximate taxes to be paid or refunded for the applicable year. Deferred tax assets and liabilities are recognized for the temporary differences between the bases of assets and liabilities as measured by tax laws and their bases as reported in the financial statements. Deferred tax expense or benefit is then recognized for the change in deferred tax assets or liabilities between periods.

         Recognition of deferred tax balance sheet amounts is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences, tax operating loss carryforwards and tax credits will be realized. A valuation allowance is recorded for those deferred tax items for which it is more likely than not that realization will not occur.

         The Company and the Banks file a consolidated income tax return. Each entity provides for income taxes based on its contribution to income taxes (benefits) of the consolidated group.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Earnings Per Common Share

         Earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding. Earnings used in the calculation are reduced by the dividends paid to preferred stockholders.

        Reclassifications

         Certain items included in other assets on the balance sheet and certain items of income and expense on the statement of income as of and for the year ended December 31, 1995 have been reclassified, with no effect on total assets or net income, to be consistent with the classifications for the year ended December 31, 1996.


NOTE 2. SECURITIES

        The amortized cost and fair value of securities are summarized as follows:

                                                                       Gross            Gross
                                                  Amortized          Unrealized       Unrealized          Fair
                                                   Cost                Gains            Losses            Value
                                              ----------------    ---------------    -------------    --------------
        Securities Available-for-Sale
         December 31, 1996:
           U. S. Government and
              agency securities               $     16,743,610    $        13,299    $    (205,697)   $   16,551,212
           State and municipal securities              642,033              6,162           (5,644)          642,551
           Mortgage-backed securities                3,679,233             17,222         (120,490)        3,575,965
           Equity securities                           624,970                 -                -            624,970
                                              ----------------    ---------------    -------------    --------------
                                              $     21,689,846    $        36,683    $    (331,831)   $   21,394,698
                                              ================    ===============    =============    ==============

         December 31, 1995:
           U. S. Government and
              agency securities               $     14,228,573    $        36,730    $    (242,612)   $   14,022,691
           State and municipal securities            1,099,115             47,441           (6,643)        1,139,913
           Mortgage-backed securities                3,932,383             22,706         (113,378)        3,841,711
           Equity securities                           624,970                 -                -            624,970
                                              ----------------    ---------------    -------------    --------------
                                              $     19,885,041    $       106,877    $    (362,633)   $   19,629,285
                                              ================    ===============    =============    ==============

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 2. SECURITIES (Continued)

        The amortized cost and fair value of securities as of December 31, 1996 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities and equity securities are not included in the maturity categories in the following maturity summary.

                                                                       Securities  Available-for-Sale
                                                               ------------------------------------------------
                                                                   Amortized                      Fair
                                                                      Cost                        Value
                                                               ---------------------        -------------------
        Due in one year or less                                $             101,974        $           102,623
        Due from one year to five years                                   15,734,588                 15,538,139
        Due from five to ten years                                         1,549,081                  1,553,001
        Mortgage-backed securities                                         3,679,233                  3,575,965
        Equity securities                                                    624,970                    624,970
                                                               ---------------------        -------------------
                                                               $          21,689,846        $        21,394,698
                                                               =====================        ===================

        Securities with a carrying value of $8,128,000 and $5,309,000 at December 31, 1996 and 1995, respectively, were pledged to secure public deposits and for other purposes.

        Gains and losses on sales of securities available-for-sale consist of the following:

                                                                       December 31,
                                                          --------------------------------------
                                                               1996                   1995
                                                          ---------------        ---------------
        Gross gains on sales of securities                $        36,663        $         -

        Gross losses on sales of securities                       (20,071)                  (870)
                                                          ---------------        ---------------
        Net realized gains (losses) on sales of
           securities                                     $        16,592        $          (870)
                                                          ===============        ===============

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 3. LOANS AND ALLOWANCE FOR LOAN LOSSES

        The composition of loans is summarized as follows:

                                                                          December 31,
                                                             --------------------------------------
                                                                  1996                    1995
                                                             ---------------        ---------------
        Commercial, financial, and agricultural              $     5,269,000        $     5,604,000
        Real estate - construction                                19,441,000             19,570,000
        Real estate - mortgage                                    47,692,000             40,294,000
        Consumer installment and other                             8,705,868              9,093,543
                                                             ---------------        ---------------
                                                                  81,107,868             74,561,543
        Allowance for loan losses                                   (881,669)              (868,197)
                                                             ---------------        ---------------
        Loans, net                                           $    80,226,199        $    73,693,346
                                                             ===============        ===============

        Changes in the allowance for loan losses are as follows:

                                                                          December 31,
                                                             --------------------------------------
                                                                  1996                    1995
                                                             ---------------        ---------------

        Balance, beginning of year                           $       868,197        $       817,240
           Provision for loan losses                                 145,000                 90,000
           Loans charged off                                        (177,188)               (90,081)
           Recoveries of loans previously charged off                 45,660                 51,038
                                                             ---------------        ---------------
        Balance, end of year                                 $       881,669        $       868,197
                                                             ===============        ===============

        The total recorded investment in impaired loans was $51,000 and $266,000 at December 31, 1996 and 1995, respectively. There were no impaired loans that had related allowances determined in accordance with Statement of Financial Accounting Standard No. 114, ("Accounting by Creditors for Impairment of a Loan") at December 31, 1996 and 1995. The average recorded investment in impaired loans for 1996 and 1995 was $54,000 and $137,000, respectively. Interest income on impaired loans recognized for cash payments received was not material for the years ended December 31, 1996 and 1995.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 3. LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

        The Company has granted loans to certain directors, executive officers, and related entities of the Company and the Banks. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan involved. Changes in related party loans for the year ended December 31, 1996 are as follows:

        Balance, beginning of year                      $   8,518,361
        Advances                                            7,050,845
        Repayments                                         (6,521,213)
                                                        -------------
        Balance, end of year                            $   9,047,993
                                                        =============

NOTE 4. PREMISES AND EQUIPMENT

        Premises and equipment are summarized as follows:

                                                        December 31,
                                                 ----------------------------
                                                     1996            1995
                                                 -------------   ------------
        Land                                     $     881,354   $    601,309
        Buildings and leasehold improvements         3,107,681      2,395,883
        Equipment                                    2,176,598      1,944,991
         Construction in progress                           -         371,112
                                                 -------------   ------------
                                                     6,165,633      5,313,295
        Accumulated depreciation                    (2,244,493)    (1,977,081)
                                                 -------------   ------------
                                                 $   3,921,140   $  3,336,214
                                                 =============   ============


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 5.   LEASE COMMITMENTS

          The Bank of Spalding County's premises and equipment are located on land leased under a sixty year lease agreement. Rental expense incurred under this lease was $37,409 and $32,644 for the years ended December 31, 1996 and 1995, respectively. The lease is adjusted every five years based upon the change in the Consumer Price Index. The agreement requires the Bank to pay all property taxes and normal maintenance on the property.

          The total minimum rental commitment at December 31, 1996 under this lease is $1,833,041 which is due as follows:

           During the next five years                              $       187,045
           During the remaining term of the lease                        1,645,996
                                                                   ---------------
                                                                   $     1,833,041
                                                                   ===============

NOTE 6.   NOTE AND DEBENTURES PAYABLE

          Note and debentures payable consist of the following:

                                                                                 December 31,
                                                                   ---------------------------------------
                                                                        1996                    1995
                                                                   ---------------        ----------------
        Note payable to bank, paid off in 1996                      $          -           $    500,000
                                                                   ===============        ================
        Debentures payable, due in annual installments
          of $15,385, interest payable semi-annually at
          prime (8.25% at December 31, 1996) unsecured              $     76,924           $     91,540
                                                                   ===============        ================


NOTE 7.   EMPLOYEE BENEFIT PLANS

          The Company has a 401(K) retirement plan covering substantially all employees. Contributions to the plan charged to expense during 1996 and 1995 amounted to $15,387 and $9,681, respectively.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 8.   INCOME TAXES

          The components of income tax expense are as follows:

                                                          December 31,
                                              ------------------------------------
                                                  1996                    1995
                                              ------------           -------------
        Current                               $    975,075            $    738,646
        Deferred                                     3,988                  (3,359)
                                              ------------            ------------
           Income tax expense                 $    979,063            $    735,287
                                              ============            ============

          The Company's income tax expense differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

                                                                                      December 31,
                                                  ----------------------------------------------------------------------------------

                                                                1996                                            1995
                                                  -----------------------------------           ------------------------------------

                                                     Amount                Percent                  Amount                Percent
                                                  ------------           ------------           -------------           ------------

        Income taxes at statutory rate             $   823,169                 34%               $   683,421                 34%
          Tax-exempt interest                           (7,543)                 -                    (10,146)                 -
          State income taxes                            53,216                  2                     35,426                  2
          Goodwill amortization                         62,774                  2                     62,774                  3
          Other items, net                              47,447                  2                    (36,188)                (2)
                                                  ------------           ------------           -------------           ------------
        Income tax expense                         $   979,063                 40%               $   735,287                 37%
                                                  ============           ============           =============           ============


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 8.   INCOME TAXES (Continued)

          The components of deferred income taxes are as follows:

                                                                   December 31,
                                                        ------------------------------------
                                                             1996                 1995
                                                        ----------------   -----------------
        Deferred tax assets:
          Loan loss reserves                            $        266,545   $         264,870
          Securities available-for-sale                          112,156              94,630
          Other                                                   15,613              20,052
                                                        ----------------   -----------------
                                                                 394,314             379,552
                                                        ----------------   -----------------
        Deferred tax liabilities, depreciation                   274,443             273,219
                                                        ----------------   -----------------
        Net deferred tax assets                         $        119,871   $         106,333
                                                        ================   =================

NOTE 9.   COMMITMENTS AND CONTINGENT LIABILITIES

          In the normal course of business, the Company has entered into off-balance-sheet financial instruments which are not reflected in the financial statements. These financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are disbursed or the instruments become payable. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.

          The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. A summary of the Company's commitments is as follows:

                                                                   December 31,
                                                        ------------------------------------
                                                             1996                 1995
                                                        ----------------   -----------------

        Commitments to extend credit                    $     14,699,087   $      27,776,740
        Standby letters of credit                              1,247,629           1,487,220
                                                        ----------------   -----------------
                                                        $     15,946,716   $      29,263,960
                                                        ================   =================

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 9.   COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

          Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The credit risk involved in issuing these financial instruments is essentially the same as that involved in extending loans to customers. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include real estate and improvements, marketable securities, accounts receivable, inventory, equipment, and personal property.

          Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances which the Company deems necessary.

          In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management of the Company, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.


NOTE 10.  CONCENTRATIONS OF CREDIT

          The Company originates primarily commercial, residential, and consumer loans to customers in Spalding and Henry counties and surrounding counties. The ability of the majority of the Company's customers to honor their contractual loan obligations is dependent on the economy in these areas.

          Eighty-three percent (83%) of the Company's loan portfolio is concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company's primary market area. In addition, a substantial portion of the other real estate owned is located in those same markets. Accordingly, the ultimate collectibility of the loan portfolio and the recovery of the carrying amount of other real estate owned are susceptible to changes in market conditions in the Company's primary market area. The other significant concentrations of credit by type of loan are set forth in Note 3.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 10.  CONCENTRATIONS OF CREDIT (Continued)

          The Banks, as a matter of policy, do not generally extend credit to any single borrower or group of related borrowers in excess of 25% of the Banks' statutory capital, which amounted to $1,069,000 for The Bank of Spalding County and $1,195,000 for First Community Bank of Henry County.

NOTE 11.  REGULATORY MATTERS

          The Banks are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 1996, approximately $749,000 of retained earnings were available for dividend declaration without regulatory approval.

          The Company and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Banks must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company and Banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

          Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 1996, the Company and the Banks meet all capital adequacy requirements to which they are subject.

          As of December 31, 1996 and 1995, notification from the FDIC categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Banks' category.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 11.  REGULATORY MATTERS (Continued)

          The Company and Banks' actual capital amounts and ratios as of December 31, 1996 are presented in the following table.



                                                                                                            For Capital
                                                                                                            Adequacy
                                                                            Actual                          Purposes
                                                                ------------------------------   ------------------------------
                                                                    Amount           Ratio           Amount            Ratio
                                                                --------------   -------------   --------------   -------------
                                                                                    (Dollars in Thousands)
              Total Capital (to Risk Weighted Assets):
                 Consolidated                                   $       8,708        10.06%      $       6,925           8%
                 Spalding                                       $       5,643        12.51%      $       3,609           8%
                 Henry                                          $       5,566        13.42%      $       3,318           8%
              Tier I Capital (to Risk Weighted Assets):
                 Consolidated                                   $       7,828         9.04%      $       3,464           4%
                 Spalding                                       $       5,113        11.33%      $       1,805           4%
                 Henry                                          $       5,216        12.58%      $       1,659           4%
              Tier I Capital (to Average Assets):
                 Consolidated                                   $       7,828         6.90%      $       4,538           4%
                 Spalding                                       $       5,113         8.39%      $       2,438           4%
                 Henry                                          $       5,216         9.94%      $       2,099           4%



                                                                         To Be Well
                                                                       Capitalized Under
                                                                       Prompt Corrective
                                                                       Action Provisions
                                                               --------------------------------
                                                                   Amount             Ratio
                                                               --------------     -------------
              Total Capital (to Risk Weighted Assets):
                 Consolidated                                   $       8,656           10%
                 Spalding                                       $       4,511           10%
                 Henry                                          $       4,148           10%
              Tier I Capital (to Risk Weighted Assets):
                 Consolidated                                   $       5,196            6%
                 Spalding                                       $       2,708            6%
                 Henry                                          $       2,488            6%
              Tier I Capital (to Average Assets):
                 Consolidated                                   $       5,672            5%
                 Spalding                                       $       3,047            5%
                 Henry                                          $       2,624            5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 12.  PREFERRED STOCK

          The Company issued 40,770 shares of nonvoting, nonconvertible $60 par value preferred stock totaling $2,446,200 in connection with the acquisition of First Community Bank of Henry County. The preferred stock pays an 8% annual dividend which is cumulative but subordinate to the rights of trade creditors. Holders of the preferred shares will be entitled to redeem the shares on or after October 3, 2004. The Company has the right to redeem up to 20% of the preferred shares each year beginning on October 3, 1999.


NOTE 13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

          The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow methods. Those methods are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 1996 and 1995. Such amounts have not been revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

          The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

            Cash, Due From Banks, and Federal Funds Sold:

                The carrying amounts of cash, due from banks, and Federal funds sold approximate their fair value.

            Securities:

                Fair values for securities are based on quoted market prices. The carrying values of equity securities with no readily determinable fair value approximate fair values.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 13.  FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

            Loans:

          For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. For other loans, the fair values are estimated using discounted cash flow methods, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow methods or underlying collateral values.

            Deposits:

          The carrying amounts of demand deposits, savings deposits, and variable-rate certificates of deposit approximate their fair values. Fair values for fixed-rate certificates of deposit are estimated using discounted cash flow methods, using interest rates currently being offered on certificates.

            Note and Debentures Payable:

          The fair values of the Company's note and debentures payable are estimated using discounted cash flow methods based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

            Accrued Interest:

          The carrying amounts of accrued interest approximate their fair values.

            Preferred Stock:

          Fair value for preferred stock is based on market prices of comparable instruments.

            Off-Balance-Sheet Instruments:

          Fair values of the Company's off-balance-sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit and standby letters of credit do not represent a significant value to the Company until such commitments are funded. The Company has determined that these instruments do not have a distinguishable fair value and no fair value has been assigned.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 13.  FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

          The estimated fair values of the Company's financial instruments were as follows:

                                       December 31, 1996                                  December 31, 1995
                                   ------------------------------               -------------------------------
                                     Carrying            Fair                      Carrying           Fair
                                      Amount            Value                       Amount           Value
                                   ------------------------------               -------------------------------
Financial assets:
  Cash and due from banks,
    interest-bearing deposits with
    banks, and Federal funds sold  $  6,719,104      $  6,719,104               $  6,354,825       $  6,354,825
  Securities available-for-sale      21,394,698        21,394,698                 19,629,285         19,629,285
  Loans held for sale                 2,141,508         2,141,508                  1,392,476          1,392,476
  Loans                              80,226,199        81,532,000                 73,693,346         74,599,678
  Accrued interest receivable         1,157,263         1,157,263                  1,024,018          1,024,018

Financial liabilities:
  Deposits                          104,442,057       105,050,792                 95,141,661         95,542,216
  Note and debentures payable            76,924            76,924                    591,540            591,540
  Accrued interest payable            1,534,301         1,534,301                  1,391,380          1,391,380
  Preferred stock                     2,446,200         2,446,200                  2,446,200          2,446,200


NOTE 14.  SUPPLEMENTAL FINANCIAL DATA

          Components of other operating expenses in excess of 1% of income are as follows:

                                                            December 31,
                                                      ----------------------
                                                          1996        1995
                                                      ----------  ----------
        Stationery and supplies                       $ 111,493    $ 113,414
        Data processing                                 191,850      183,996
        Directors fees                                  161,275      156,525

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 15.  PARENT COMPANY FINANCIAL INFORMATION

          The following information presents the condensed balance sheets, statements of income, and cash flows of The Bank Holding Company as of and for the years ended December 31, 1996 and 1995:

                               CONDENSED BALANCE SHEETS
                                                     1996            1995
                                                ------------    ------------
              Assets
                Cash                            $      2,352    $    116,820
                Investment in subsidiaries        12,515,901      11,818,325
                Other assets                          19,255          31,650
                                                ------------    ------------

                  Total assets                  $ 12,537,508    $ 11,966,795
                                                ============    ============
              Liabilities
                Note payable                    $         --    $    500,000
                Debentures payable                    76,924          91,540
                                                ------------    ------------
                                                      76,924         591,540
                                                ------------    ------------

                Preferred stock                    2,446,200       2,446,200
                                                ------------    ------------

              Common stockholders' equity         10,014,384       8,929,055
                                                ------------    ------------

                                                $ 12,537,508    $ 11,966,795
                                                ============    ============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 15.  PARENT COMPANY FINANCIAL INFORMATION (Continued)

                        CONDENSED STATEMENTS OF INCOME

                                                                     1996            1995
                                                                -----------     -----------
           Income, dividends from subsidiaries                  $   780,000     $ 1,550,000
                                                                -----------     -----------
        Expense
          Interest                                                   31,979         149,685
          Other expenses                                             60,881          45,831
                                                                -----------     -----------
            Total expenses                                           92,860         195,516
                                                                -----------     -----------
            Income before income tax benefits and
              equity in undistributed income of subsidiaries
              (distributions in excess of income
              of subsidiaries)                                      687,140       1,354,484

        Income tax benefits                                         (35,440)        (76,130)
                                                                -----------     -----------
            Income before equity in undistributed income
              of subsidiaries (distribution in excess of
              income of subsidiaries)                               722,580       1,430,614

        Equity in undistributed income of subsidiaries
          (distributions in excess of
          income of subsidiaries)                                   719,442        (155,841)
                                                                -----------     -----------
            Net income                                          $ 1,442,022     $ 1,274,773
                                                                ===========     ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 15.  PARENT COMPANY FINANCIAL INFORMATION (Continued)

                      CONDENSED STATEMENTS OF CASH FLOWS

                                                                    1996                      1995
                                                               ------------               ------------
            OPERATING ACTIVITIES
              Net income                                       $  1,442,022               $ 1,274,773
              Adjustments to reconcile net income to net
               cash provided by operating activities:
                 (Undistributed income of subsidiaries)
                  distribution in excess of income
                  of subsidiaries                                  (719,442)                  155,841
                 Other operating activities                          12,395                   (19,542)
                                                               ------------               -----------
                  Net cash provided by operating activities         734,975                 1,411,072
                                                               ------------               -----------

            FINANCING ACTIVITIES
              Repayment of note and debentures payable             (514,616)               (1,016,154)
              Dividends paid                                       (334,827)                 (521,676)
                                                               ------------               -----------
                  Net cash used in financing activities            (849,443)               (1,537,830)
                                                               ------------               -----------
              Net decrease in cash                                 (849,443)                 (126,758)

              Cash at beginning of year                             116,820                   243,578
                                                               ------------               -----------

              Cash at end of year                              $     (2,623)              $   116,820
                                                               ============               ===========

                                   DEPOSITS

Average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits, for the years indicated are presented below. (1)


                                                   Year Ended December 31,
                                                   1996              1995

                                              Amount  Percent   Amount  Percent
                                                    (Dollars in Thousands)
    Noninterest-bearing demand deposits     $ 14,084      --%  $ 11,782      --%
    Interest-bearing demand deposits          16,193    3.35     15,879    3.21
    Savings deposits                           5,126    3.15      5,839    3.31
    Time deposits                             61,982    6.04     59,939    6.02
                                              ------             ------
         Total deposits                     $ 97,385           $ 93,439
                                              ======             ======

(1) Average balances were determined using the daily average balances during the year for each category.

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 1996 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through twelve months, and (4) over twelve months.

                                                    (Dollars in Thousands)
        Three months or less                                     $  4,041
        Over three months through six months                        3,472
        Over six through twelve months                              3,603
        Over twelve months                                          3,454
                                                                   ------
                Total                                            $ 14,570
                                                                   ======

                   RETURN ON ASSETS AND STOCKHOLDERS' EQUITY

The following rate of return information for the years indicated is presented below.

                                                    Year Ended December 31,
                                                     1996            1995
        Return on assets (1)                         1.29%           1.18%
        Return on equity (2)                        15.24           15.35
        Dividend payout ratio (3)                   11.16           12.89
        Equity to assets ratio (4)                   8.47            7.68

(1)  Net income divided by average total assets.
(2)  Net income divided by average equity.
(3) Dividends declared per share of common stock divided by net income per share.
(4)  Average equity divided by average total assets.

ITEM 8. CHANGES IN OR DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company has had no changes in or disagreements with its independent auditors, Mauldin & Jenkins, during the previous two fiscal years. The Henry County Bank did not have any changes in or disagreements with its independent auditors, Thomas & Smith of Hawkinsville, Georgia, for the 1994 fiscal year ending with its acquisition on October 3, 1994.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors
---------

         The Company's Bylaws provide that the directors shall be elected by the affirmative vote of a majority of the shares represented at the annual meeting of shareholders. Each director, except in disqualification or removal, shall serve until the next succeeding annual meeting and thereafter until his or her successor has been elected and qualified. The following table sets forth the current directors, listing their names and ages, the year first elected as a director of the Company, any positions held with the Company other than as director, and business experience during the past five years:


--------------------------------------------------------------------------------
NAME                     AGE        YEAR              POSITION AND
                                    FIRST             BUSINESS EXPERIENCE
                                    ELECTED
--------------------------------------------------------------------------------
Charles B. Blackmon       45         1993              Director, Chief
                                                       Executive Officer and
                                                       Chief Financial
                                                       Officer; President,
                                                       The Bank of Spalding
                                                       County
--------------------------------------------------------------------------------
Raymond E. Dender         55         1993              Director; President,
                                                       Dender Distributing
                                                       Company, Inc.
                                                       (Anheuser-Busch
                                                       wholesaler)
--------------------------------------------------------------------------------
Crisp B. Flynt            47         1993              Director; Attorney-at-
                                                       Law; former state
                                                       representative
--------------------------------------------------------------------------------
Harvey Goldstein          61         1993              Director; Vice-
                                                       president, M.
                                                       Goldstein and Sons,
                                                       Inc. (scrap dealer)
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
Joseph E. Gore            49         1996              Director and Vice-
                                                       President, The Bank
                                                       Holding Co.;
                                                       President, CEO, and
                                                       Director, The Bank of
                                                       Spalding County
--------------------------------------------------------------------------------
Arch W. McGarity          44         1995              Director;  Director,
                                                       First Community Bank
                                                       of Henry County;
                                                       Attorney-at-Law
--------------------------------------------------------------------------------
Harold L. McGarity        74         1995              Director emeritus;
                                                       Director, First
                                                       Community Bank of
                                                       Henry County; real
                                                       estate developer and
                                                       investor
--------------------------------------------------------------------------------
Philip J. Mouchet         53         1993              Director; President,
                                                       The Mouchet
                                                       Corporation (textile
                                                       wholesaler)
--------------------------------------------------------------------------------
G. Niles Murray, III      43         1993              Director; President,
                                                       George N. Murray
                                                       Company, Inc.
                                                       (realtor)
--------------------------------------------------------------------------------
Robert H. Smalley, Jr.    67         1993              Director; Attorney-at-
                                                       Law
--------------------------------------------------------------------------------
James E. Sutherland, Sr.  61         1993              Director; President,
                                                       Sutherland's Wholesale
                                                       Foods, Inc. (food
                                                       wholesaler)
--------------------------------------------------------------------------------
Frank Touchstone, Jr.     67         1993              Director; retired;
                                                       former principal,
                                                       Atkinson Elementary
                                                       School
--------------------------------------------------------------------------------
Eugene M. Weatherup, Sr.  63         1993              Director; retired;
                                                       former Captain, Delta
                                                       Air Lines
================================================================================


None of the directors hold directorships in other reporting companies.

         Crisp B. Flynt is the son of John J. Flynt, Jr., director emeritus. Arch W. McGarity is the nephew of Harold L. McGarity.

         During the previous five years, no director was the subject of a legal proceeding (as defined below) that is material to an evaluation of the ability or integrity of the director. "Legal proceeding" includes: (a) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (b) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (c) any order, judgment or decree of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (d) any finding by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, such judgment having not been reversed, suspended or vacated.

Executive Officers
------------------

         The following table sets forth for each current executive officer and significant employee of the Company the person's name, age, year first elected as an officer or becoming a significant employee, position with the Company and business experience during the past five years:


================================================================================
NAME                     AGE        YEAR              POSITION AND
                                    FIRST             BUSINESS EXPERIENCE
                                    ELECTED
--------------------------------------------------------------------------------
Charles B. Blackmon       45         1993             Director, Chief
                                                      Executive Officer and
                                                      Chief Financial Officer;
                                                      President, The Bank of
                                                      Spalding County
--------------------------------------------------------------------------------
Barbara A. Price          48         1993             Secretary; Vice-
                                                      President, The Bank of
                                                      Spalding County
--------------------------------------------------------------------------------
Joseph E. Gore            49         1993             Director and Vice-
                                                      President, The Bank
                                                      Holding Co.; President,
                                                      CEO, and Director, The
                                                      Bank of Spalding County
================================================================================

         During the previous five years, no executive officer was the subject of a legal proceeding (as defined below) that is material to an evaluation of the ability or integrity of the officer. "Legal proceeding" includes: (a) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (b) any conviction in a criminal proceeding or being subject to a pending criminal proceeding

(excluding traffic violations and other minor offenses); (c) any order, judgment or decree of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (d) any finding by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, such judgment having not been reversed, suspended or vacated.

ITEM 10. EXECUTIVE COMPENSATION

         The Company has not paid any remuneration to its executive officers since its formation. It is not currently anticipated that the Company will pay any remuneration to its officers. The Spalding County Bank paid the remuneration listed in the Summary Compensation Table to its executive officers.

                          SUMMARY COMPENSATION TABLE


           (a)                      (b)          (c)          (d)               (e)
    NAME AND                                                              OTHER ANNUAL
PRINCIPAL POSITION                  YEAR        SALARY        BONUS       COMPENSATION

Charles B. Blackmon                 1996       131,044        59,130         14,450/2/
CEO/President                       1995       143,300/1/     57,500              -
                                    1994       131,807        52,500              -

                                   LONG-TERM COMPENSATION
                                   AWARDS                        PAYOUTS

                                   (f)             (g)             (h)           (i)

     NAME AND                    RESTRICTED        OPTION         LTIP           OTHER
PRINCIPAL POSITION               STOCK AWARDS       SARs         PAYOUTS      COMPENSATION

Charles B. Blackmon                    -             -             -              -
CEO/President                          -             -             -              -
                                       -             -             -              -



-----------------------------

     1 Includes a $6,000 director fee from the Spalding County Bank, a $6,000 director fee from the Henry County Bank, and a $300 director fee from the Company.

     2  Representing director's fees paid during 1996.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of December 31, 1996, only Harold L. McGarity and James
E. Sutherland, Jr. beneficially owned more than 5% of the Company's common stock, the only class of voting securities of the Company, to the best information and knowledge of management.


================================================================================
Name and Address of          Amount and Nature of            Percent
Beneficial Owner             Beneficial Owner                of Class
--------------------------------------------------------------------------------
Harold L. McGarity           40,607.150 shares/1/            7.2%
120 Darwish Drive
McDonough, GA  30253
-------------------------------------------------------------------------------
James E. Sutherland, Jr.     40,646.900 shares/2/            7.3%
8683 Shoreline Drive
Jonesboro, GA 30236
================================================================================

         The following table sets forth the name and address of each director and executive officer, the number of shares of the Company's common stock beneficially owned as of December 31, 1996, and the nature of such ownership, and the percentage of common stock of the Company.


================================================================================
Directors                Amount of Shares of            Percent of
                         Company Common Stock           Outstanding
                                                        Shares
================================================================================
Charles B. Blackmon         44.650 shares               0.00%
403 Audobon Circle
Griffin, GA  30223
--------------------------------------------------------------------------------
Raymond E. Dender           1,594.448 shares/3/          .29%
P. O. Box 947
Griffin, GA  30224
--------------------------------------------------------------------------------

--------------------
     1 Includes 35,357.15 shares owned by Mr. McGarity and 5,250 shares held in trust for the benefit of Mr. McGarity.

     2 Includes 28,821.9 shares owned by Mr. Sutherland, 11,825 shares held in trust, and 45.5 shares which, although not presently owned by Mr. Sutherland, may be acquired by him under an option, contract, or otherwise within the next 60 days.

     3 Includes 1,344.448 shares owned by Mr. Dender and 250 shares held in an IRA account for his benefit.

---------------------------------------------------------------------------------------------------------
Crisp B. Flynt                                       5,577.366 shares/4/                      1.00%
429 Audobon Circle
Griffin, GA 30223
---------------------------------------------------------------------------------------------------------
Harvey Goldstein                                    19,741.000 shares/5/                      3.55%
1900 Macon Road
Griffin, GA  30223
---------------------------------------------------------------------------------------------------------
Joseph E. Gore                                         360.000 shares                         0.06%
203 Sheraton Drive
Griffin, GA 30224
---------------------------------------------------------------------------------------------------------
Arch W. McGarity                                     7,153.877 shares/6/                      1.29%
P. O. Box 150
McDonough, GA  30253
---------------------------------------------------------------------------------------------------------
Philip J. Mouchet                                    9,384.556 shares/7/                      1.69%
109 Runnymede Road
Griffin, GA  30223
---------------------------------------------------------------------------------------------------------
G. Niles Murray, III                                13,647.306 shares/8/                      2.45%
123 Maddoxwoods Drive
Griffin, GA  30223
---------------------------------------------------------------------------------------------------------
Barbara A. Price                                    24,993.962 shares                         4.49%
P. O. Box 274
792 Price Drive
Locust Grove, GA  30248
---------------------------------------------------------------------------------------------------------
Robert H. Smalley, Jr.                              16,530.00 shares/9/                       2.97%
945 Maple Drive
Griffin, GA  30223
---------------------------------------------------------------------------------------------------------

--------
    /4/           Includes 3,559.866 shares owned by Mr. Flynt and 2,017.5
shares held in IRA accounts for Mr. Flynt and his spouse.

    /5/           Includes 13,861 shares owned by Mr. Goldstein and 5,880 shares held in profit sharing plan of an affiliated company.

    /6/           Includes 1,903.877 shares owned by Mr. McGarity and 5,250
shares held as trustee for the Harold L. McGarity irrevocable trust.

    /7/           Includes 3,134.556 shares owned by Mr. Mouchet and 6,250
shares held by Mr. Mouchet as trustee for a profit-sharing plan of an affiliated business.

    /8/           Includes 1,141.158 shares owned by Mr. Murray, 6,786.148
shares owned by an affiliated business, and 5,720 shares held in IRA accounts for Mr. Murray and his spouse.

    /9/           Includes 15,330 shares owned by Mr. Smalley and 1,200 held in an IRA account.

------------------------------------------------------------------------------------------------------
James E. Sutherland, Sr.                            40,692.400 shares/10/                     7.31%
8683 Shoreline Drive
Jonesboro, GA  30236
------------------------------------------------------------------------------------------------------
Frank Touchstone, Jr.                                3,078.756 shares                          .55%
2060 N. Hill St. Ext.
Griffin, GA  30223
------------------------------------------------------------------------------------------------------
Eugene M. Weatherup, Sr.                            13,374.206 shares/11/                     2.40%
474 Brooks Road
Brooks, GA 30205
------------------------------------------------------------------------------------------------------

The Company's common stock beneficially owned by all directors and executive officers as a group as of December 31, 1996 (13 persons) totaled 156,127.027, representing 28.05% of the Company's common stock.

         Management is not aware of any arrangement which may result in a change in control of the Company.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company's directors and executive officers, and certain business organizations and individuals associated therewith, have been customers of and have had banking transactions with the Spalding County Bank and the Henry County Bank and are expected to continue such relationships in the future. Pursuant to such transactions, the Company's directors and executive officers from time to time have borrowed funds from the Spalding County Bank and the Henry County Bank for various business and personal reasons. Extensions of credit made by the Spalding County Bank and the Henry County Bank to the Company's directors and executive officers have been made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than a normal risk of collectibility or present other unfavorable features.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

Financial statements of the Company and the Henry County Bank for the periods specified in 17 C.F.R. 210.3-05(b) have been previously included with Form S-4, Registration Statement under the Securities Act of 1933, filed with the Securities and Exchange Commission on April 21, 1994, Commission No. 33-77920.

--------
       /10/ Includes 28,821.9 shares owned by Mr. Sutherland, 11,825 shares held in trust, and 45.5 shares which, although not presently owned by Mr. Sutherland, may be acquired by him under an option, contract, or otherwise within the next 60 days.

       /11/ Includes 44.65 shares owned by Mr. Weatherup and 13,329.556 held in a revocable trust for Mr. Weatherup.

                                  SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         THE BANK HOLDING COMPANY, INC.

                                  BY: /s/ Charles B. Blackmon
                                     -------------------------------------
                                         CHARLES B. BLACKMON,
                                         Chief Executive Officer, President,
                                         Director and Chief Financial
                                         Officer

                                         DATE: March 26, 1997

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, and each person whose signature appears below constitutes and appoints Charles B. Blackmon his Attorney-in-Fact, with full power of substitution, for him in his name, place and stead, in any and all capacities, to sign any amendment to this report on Form 10-KSB, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission and hereby ratifies and confirms all that said Attorney-In-Fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Signature                                            Title                              Date


 /s/ Charles B. Blackmon                    Chief Executive Officer,                     March 26, 1997
------------------------                    President, Director and
Charles B. Blackmon                         Chief Financial Officer



________________________                    Secretary                                   March ___, 1997
Barbara A. Price

________________________                    Director                                    March ___, 1997
Raymond E. Dender

________________________                    Director                                    March ___, 1997
Crisp B. Flynt

________________________                    Director                                    March ___, 1997
Harvey Goldstein

________________________                    Director                                    March ___, 1997
Arch W. McGarity

________________________                    Director                                    March ___, 1997
Harold L. McGarity

________________________                    Director                                    March ___, 1997
Philip J. Mouchet

                       [REMAINING SIGNATURES ON NEXT PAGE]



Signature                                            Title                              Date
________________________                    Director                                    March ___, 1997
G. Niles Murray, III

________________________                    Director                                    March ___, 1997
Robert H. Smalley

________________________                    Director                                    March ___, 1997
James E. Sutherland, Sr.

________________________                    Director                                    March ___, 1997
Frank Touchstone, Jr.

________________________                    Director                                    March ___, 1997
Eugene M. Weatherup, Sr.

                    SUPPLEMENTAL INFORMATION TO BE FURNISHED
                         WITH REPORTS FILED PURSUANT TO
                        SECTION 15(d) OF THE EXCHANGE ACT
                            BY NON-REPORTING ISSUERS

No Annual Report to Security Holders covering the company's last fiscal year, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders as of the date on which this Form 10-KSB is filed. Such materials are to be furnished to security holders subsequent to the filing of this Form 10-KSB, and will be furnished to the Commission when it is sent to security holders.

                               INDEX TO EXHIBITS



Exhibit
Number            Document                                                                                     Page
-------           ------------------------------------------------------------------------                     ----
  (2)             Plan of Reorganization                                                                        *
  (3)             Articles of Incorporation and By-Laws                                                         *
 (10)             Material Contracts                                                                            *
 (22)             Subsidiaries of Small Business Issuer                                                         *
 (24)             Consents of Experts and Counsel                                                               *
 (25)             Power of Attorney

   * Incorporated by reference to the Registration Statement filed by The Bank Holding Company on April 21, 1994, Commission No. 33-77920 .

         The Company did not file a Form 8-K during the last quarter of the 1996 fiscal year.