Form 10QSB
period 1997-03-31
BANK HOLDING CO
filed 1997-05-15
CIK 907584

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
Mark One

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1997
                                         --------------

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from __________ to __________

                       Commission File Number: 33-77920

                           The Bank Holding Company
     ---------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          Georgia                                                 58-2060134
-------------------------------                             -------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                              Identification No.)


                 201 W. Taylor Street, Griffin , Georgia 30224
                 ---------------------------------------------
                   (Address of principal executive offices)

                                (770) 229-2265
                        --------------------------------
                           (Issuer's telephone number

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

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court. Yes           No
                                                     -------      -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 7, 1997: 556,525

Transitional Small Business Disclosure Format (Check One) Yes       No   X
                                                             -----     -----

                            THE BANK HOLDING COMPANY

                                      INDEX
                                      -----
                                                                                                    Page No.
                                                                                                    --------
PART I.      FINANCIAL INFORMATION

             Item 1 - Financial Statements

                 Consolidated Balance Sheet - March 31, 1997                                                3

                 Consolidated Statements of Income - Three
                    Months Ended March 31, 1997 and 1996                                                    4

                 Consolidated Statements of Cash Flows - Three
                   Months Ended March 31, 1997 and 1996                                               5 and 6

                 Notes to Consolidated Financial Statements                                                 7

             Item 2 - Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                                              8


PART II.     OTHER INFORMATION

             Item 4 - Submission of Matters to a Vote of Security Holders                                  13

             Item 6 - Exhibits and Reports on Form 8-K                                                     15

             Signatures                                                                                    16

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   THE BANK HOLDING COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                MARCH 31, 1997
                                  (Unaudited)

                                    Assets
                                    ------
Cash and due from banks                                            $   4,007,069
Securities available-for-sale, at fair value                          20,649,485
Federal funds sold                                                     3,360,000
Mortgage loans available-for-sale                                        658,227

Loans                                                                 85,527,573
Less allowance for loan losses                                           883,560
                                                                   -------------
      Loans, net                                                      83,644,013
                                                                   -------------

Premises and equipment                                                 3,733,963
Goodwill                                                               2,323,238
Other assets                                                           2,046,948
                                                                   -------------
                                                                   $ 120,422,943
                                                                   =============
         Liabilities, Preferred Stock and Common Stockholders' Equity
         ------------------------------------------------------------
Deposits
  Noninterest-bearing demand                                       $  14,484,113
  Interest-bearing demand                                             16,600,041
  Savings                                                              4,801,353
  Time, $100,000 and over                                             17,155,858
  Other time                                                          52,480,478
                                                                   -------------
     Total deposits                                                  105,521,843
Debentures payable                                                        76,924
Other liabilities                                                      2,047,499
                                                                   -------------
     Total liabilities                                               107,646,266
                                                                   -------------

Commitments and contingent liabilities

Redeemable 8% preferred stock, par value $60; 50,000 shares
  authorized; 40,770 shares issued and outstanding                     2,446,200
                                                                   -------------
Common stockholders' equity
  Common stock, par value $5; 10,000,000 shares authorized;
    556,525 shares issued and outstanding                              2,782,625
  Capital surplus                                                      4,491,861
  Retained earnings                                                    3,270,072
  Unrealized losses on securities available-for-sale, net of taxes      (214,081)
                                                                   -------------
     Total common stockholders' equity                                10,330,477
                                                                   -------------
                                                                   $ 120,422,943
                                                                   =============

See Notes to Consolidated Financial Statements.

                   THE BANK HOLDING COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                  THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (Unaudited)

                                                                 1997            1996
                                                             ------------    ------------
Interest income
   Loans                                                     $  2,271,585    $  2,103,144
   Taxable securities                                             315,777         227,641
   Nontaxable securities                                            2,649           6,882
   Federal funds sold                                              60,504          59,833
                                                             ------------    ------------
      Total interest income                                     2,650,515       2,397,500
                                                             ------------    ------------
Interest expense
   Deposits                                                     1,196,854       1,079,945
   Note payable                                                        -           10,759
   Debentures payable                                               1,600           1,822
                                                             ------------    ------------
      Total interest expense                                    1,198,454       1,092,526
                                                             ------------    ------------

      Net interest income                                       1,452,061       1,304,974
Provision for loan losses                                          20,000          15,000
                                                             ------------    ------------
      Net interest income after provision for loan losses       1,432,061       1,289,974
                                                             ------------    ------------
Other income
   Service charges on deposit accounts                            131,900         126,774
   Gain on sale of mortgage loans                                  76,318         159,749
   Other operating income                                          44,047          73,415
                                                             ------------    ------------
                                                                  252,265         359,938
                                                             ------------    ------------
Other expenses
   Salaries and employee benefits                                 511,409         555,044
   Equipment expenses                                              89,433          66,848
   Occupancy expenses                                              87,676          74,356
   Goodwill amortization                                           46,157          46,157
   Other operating expenses                                       376,568         325,171
                                                             ------------    ------------
                                                                1,111,243       1,067,576
                                                             ------------    ------------

      Income before income taxes                                  573,083         582,336

Income tax expense                                                225,901         229,250
                                                             ------------    ------------
      Net income                                             $    347,182    $    353,086
                                                             ============    ============
Net income per share of common stock                         $       0.54    $       0.55
                                                             ============    ============

See Notes to Consolidated Financial Statements

                   THE BANK HOLDING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (Unaudited)


                                                                                                   1997              1996
                                                                                              --------------    --------------
OPERATING ACTIVITIES
  Net income                                                                                  $     347,182     $     353,086
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                                                   116,373           108,871
    Provision for loan losses                                                                        20,000            15,000
    (Increase) decrease in mortgage loans available-for-sale                                      1,483,281          (572,493)
    Loss on sales of other real estate                                                                   -              5,531
    Gain on sale of premises and equipment                                                           (9,338)               -
    Increase in interest receivable                                                                 (48,993)           (2,035)
    Increase in interest payable                                                                    210,996            17,764
    Other operating activities                                                                      234,815           172,029
                                                                                              --------------    --------------

         Net cash provided by operating activities                                                2,354,316            97,753
                                                                                              --------------    --------------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                                                   (3,487,875)         (990,000)
    Proceeds from maturities of securities available-for-sale                                     4,182,944         3,407,147
    Increase in Federal funds sold, net                                                            (140,000)       (2,850,000)
    (Increase) decrease in loans, net                                                            (3,607,505)           79,118
    Proceeds from sales of other real estate                                                             -            171,814
    Purchase of premises and equipment                                                               (8,212)         (315,873)
    Proceeds from sale of premises and equipment                                                    134,511                -
                                                                                              --------------    --------------

         Net cash used in investing activities                                                   (2,926,137)         (497,794)
                                                                                              --------------    --------------
FINANCING ACTIVITIES
    Increase (decrease) in deposits, net                                                          1,079,786          (253,087)
                                                                                              --------------    --------------

         Net cash provided by (used in) financing activities                                      1,079,786          (253,087)
                                                                                              --------------    --------------

Net increase (decrease) in cash due from banks                                                      507,965          (653,128)

Cash and due from banks at beginning of period                                                    3,499,104         3,964,825
                                                                                              --------------    --------------

Cash and due from banks at end of period                                                      $   4,007,069     $   3,311,697
                                                                                              ==============    ==============


                   THE BANK HOLDING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (Unaudited)

                                                          1997          1996
                                                       -----------   -----------
CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest                                           $   987,458   $ 1,074,762

    Income taxes                                       $    24,533   $    54,894

NONCASH INVESTING AND FINANCING ACTIVITIES
  Real estate acquired through foreclosure             $   169,691   $    87,696
                                                       ===========   ===========

  Unrealized losses on securities available-for-sale   $    50,144   $    78,410
                                                       ===========   ===========

See Notes to Consolidated Financial Statements.

                    THE BANK HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




NOTE 1.  BASIS OF PRESENTATION

         The consolidated financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

         The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.


NOTE 2.  EARNINGS PER SHARE

         Earnings per share are calculated on the basis of the weighted average number of shares outstanding. Earnings used in the calculation are reduced by dividends payable to preferred stockholders of $48,924 for the three month periods ended March 31, 1997 and 1996.


NOTE 3.  CURRENT ACCOUNTING DEVELOPMENTS

         The Financial Accounting Standards Board has issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the statement of income for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The effective date of this statement is for financial statements issued for periods ending after December 15, 1997. The adoption of this Statement is not expected to have a material effect on earnings per share.

                    THE BANK HOLDING COMPANY AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of certain significant factors which have affected the financial position and operating results of the Company and its bank subsidiaries, The Bank of Spalding County (Spalding) and the First Community Bank of Henry County (Henry) during the periods included in the accompanying consolidated financial statements.

         Liquidity and Capital Resources

         As of March 31, 1997, the liquidity ratios of both Banks, as determined under guidelines established by regulatory authorities, were satisfactory.

         At March 31, 1997, the capital ratios of the Company and the Banks were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company are as follows:

                                                                   Actual
                                               -----------------------------------------------
                                                                                   First
                                                                                 Community
                                                  The Bank      The Bank of       Bank of
                                                  Holding         Spalding         Henry        Regulatory
                                                  Company          County          County      Requirement
                                               ------------    -------------    -----------   -------------
         Leverage capital ratios                     7.08%           8.74%           9.69%           4.00%
         Risk-based capital ratios:
            Core capital                             9.25           12.02           12.00            4.00
            Total capital                           10.24           13.24           12.77            8.00

Financial Condition

Following is a summary of the Company's balance sheets for the periods indicated:

                                                      March 31,          December 31,
                                                         1997                1996                 Increase (Decrease)
                                                    ---------------    -----------------    ---------------------------------
                                                          (Dollars in Thousands)                Amount           Percent
                                                    ------------------------------------    ---------------   ---------------
Cash and due from banks                             $        4,007     $          3,499     $          508         14.52%
Securities                                                  20,650               21,395              (745)        (3.48)
Federal funds sold                                           3,360                3,220                140          4.35
Loans                                                       84,302               82,368              1,934          2.35
Premises and equipment                                       3,734                3,921              (187)        (4.77)
Goodwill                                                     2,323                2,369               (46)        (1.94)
Other assets                                                 2,047                1,796                251         13.98
                                                    ---------------    -----------------    ---------------
                                                    $      120,423     $        118,568     $        1,855          1.56
                                                    ===============    =================    ===============

Deposits                                            $      105,522     $        104,442     $        1,080          1.03%
Other borrowings                                                77                   77                  -             -
Other liabilities                                            2,048                1,589                459         28.89
Preferred stock                                              2,446                2,446                  -             -
Common stockholders' equity                                 10,330               10,014                316          3.16
                                                    ---------------    -----------------    ---------------
                                                    $      120,423     $        118,568     $        1,855          1.56
                                                    ===============    =================    ===============

As indicated in the above table, the Company's total assets grew only slightly at a rate of 1.56%. Modest deposit growth of 1.03% was the primary source of funds for investing in loan growth. These increases in loans and deposits represented the only significant monetary changes in the balance sheet.

Results of Operations For The Three Months Ended March 31, 1997 and 1996

Following is a summary of the Company's operations for the periods indicated.

                                                          Three Months Ended
                                                               March 31,
                                                ---------------------------------------
                                                       1997                  1996                Increase (Decrease)
                                                ------------------   ------------------  ------------------------------------
                                                        (Dollars in Thousands)                Amount            Percent
                                                ---------------------------------------  ----------------   -----------------
Interest income                                 $           2,650    $           2,398   $           252            10.51%

Interest expense                                            1,198                1,093               105             9.61

Net interest income                                         1,452                1,305               147            11.26

Provision for loan losses                                      20                   15                 5            33.33

Other income                                                  252                  360             (108)          (30.00)

Other expense                                               1,111                1,068                43             4.03

Pretax income                                                 573                  582               (9)           (1.55)

Income taxes                                                  226                  229               (3)           (1.31)

Net income                                                    347                  353               (6)           (1.70)

As indicated in the above table, the Company's net interest income has increased by $147,000 during the first quarter of 1997 as compared to the same period in 1996. The Company's net interest margin increased to 5.43% during the first quarter of 1997 as compared to 5.38% for the previous year.

The provision for loan losses increased by $5,000 during the first quarter of 1997 as compared to the same period in 1997. This increase is due to the net loan growth and minimal charge-offs during the first quarter of 1996. The Company's reserve for loan losses amounted to 1.05% at March 31, 1997 as compared to 1.09% at December 31, 1996. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower's ability to repay and the underlying collateral value.

Information with respect to nonaccrual, past due and restructured loans at March 31, 1997 and 1996 is as follows:

                                                                                                       March 31,
                                                                                           ----------------------------------
                                                                                                1997              1996
                                                                                           ----------------  ----------------
                                                                                                (Dollars in Thousands)
                                                                                           ----------------------------------
Nonaccrual loans                                                                           $            11   $           118
Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing                                                            114                71
Restructured loans                                                                                       -                 -
Loans, now current about which there are serious doubts as to the
   ability of the borrower to comply with loan repayment terms                                           -                 -
Interest income that would have been recorded on nonaccrual
   and restructured loans under original terms                                                           1                 7
Interest income that was recorded on nonaccrual and restructured loans                                   -                 -

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

Information regarding certain loans and allowance for loan loss data through March 31, 1997 and 1996 is as follows:

                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                         ----------------------------------
                                                                                              1997              1996
                                                                                         ----------------  ----------------
                                                                                              (Dollars in Thousands)
                                                                                         ----------------------------------

Average amount of loans outstanding                                                      $        81,595   $        75,736
                                                                                         ================  ================

Balance of allowance for loan losses at beginning of period                              $           882   $           868
                                                                                         ================  ================
Loans charged off
   Commercial and financial                                                              $             -   $             -
   Real estate mortgage                                                                                -                15
   Instalment                                                                                         22                12
                                                                                         ----------------  ----------------
                                                                                                      22                27
                                                                                         ----------------  ----------------
Loans recovered
   Commercial and financial                                                                            -                 -
   Real estate mortgage                                                                                -                16
   Instalment                                                                                          3                 2
                                                                                         ----------------  ----------------
                                                                                                       3                18
                                                                                         ----------------  ----------------

Net charge-offs                                                                                       19                 9
                                                                                         ----------------  ----------------

Additions to allowance charged to operating expense during period                                     20                15
                                                                                         ----------------  ----------------

Balance of allowance for loan losses at end of period                                    $           883   $           874
                                                                                         ================  ================
Ratio of net loans charged off during the period to
   average loans outstanding                                                                        .02%              .01%
                                                                                         ================  ================

Other income has decreased during the first quarter of 1997 as compared to the same period in 1996 by $108,000 due primarily to a decrease in gains on sales of mortgage loans of $83,000.

Other expenses increased during the first quarter of 1997 as compared to the same period in 1996 by $43,000. The most significant changes occurred in salaries and employee benefits and other operating expenses. Salaries and employee benefits decreased by $44,000 due primarily to a staff reduction during 1996, while other operating expenses increased by $51,000. The Company was able to reduce staff primarily as a result of a consolidation of certain operational duties.

The Company's provision for income taxes decreased by $3,000 during the first quarter of 1997 as compared to the same period in 1996 due to slightly lower pre-tax income.

The Company is not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on its liquidity, capital resources or operations. The Company is also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The annual meeting of the stockholders of the Company was held on March 19, 1997.

         (b) The following directors were elected at the meeting to serve terms through the year ending 1997:

                    Charles B. Blackmon

                    Raymond E. Dender

                    Crisp B. Flynt

                    Harvey Goldstein

                    Arch W. McGarity

                    G. Niles Murray, III

                    Philip J. Mouchet

                    Robert H. Smalley, Jr.

                    James E. Sutherland, Sr.

                    Frank Touchstone, Jr.

                    Eugene M. Weatherhup, Sr.

                    Zack B. Hinton, Sr.

                    Joseph E. Gore

         (c) Mauldin & Jenkins, CPA's, were approved as the Company's Certified Public Accountants.

The shares represented at the meeting (374,613.88 shares or 67.31%) voted as follows:

                                             Item (b)            Item (c)
                                               # of                # of
                                              Shares              Shares
                                          ---------------     ---------------
          For                                 374,363.88          374,613.88

          Against                                 250.00                   -
                                          ---------------     ---------------

          Total                               374,613.88          374,613.88
                                          ===============     ===============

                           PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)   Exhibits
               27.  Financial Data Schedule


         (b)   Reports on Form 8-K

               No reports on Form 8-K have been filed during the quarter ended March 31, 1997

                                   SIGNATURES


          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           THE BANK HOLDING COMPANY



                           BY: /s/ Charles B. Blackmon
                              --------------------------------------------
                                Charles B. Blackmon, President
                                (Principal Executive, Principal Financial
                                and Accounting Officer)


                           DATE:  May 14, 1997
                                ------------------------------------------