Form 10QSB
period 1997-06-30
BANK HOLDING CO
filed 1997-08-11
CIK 907584

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
Mark One

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended      June 30, 1997
                                          -----------------------

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to __________

                       Commission File Number:  33-77920

                           The Bank Holding Company
     ---------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


          Georgia                                               58-2060134
----------------------------------                        --------------------
 (State or other jurisdiction of                             (IRS Employer
  incorporation or organization)                           Identification No.)

                 201 W. Taylor Street, Griffin , Georgia 30224
         -------------------------------------------------------------
                   (Address of principal executive offices)

                                (770) 229-2265
                 --------------------------------------------
                          (Issuer's telephone number

                                      N/A
     ------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


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
                  PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes        No
                                                  -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 1997: 556,525

Transitional Small Business Disclosure Format (Check One) Yes       No    X
                                                              -----    -----

                           THE BANK HOLDING COMPANY
                               AND SUBSIDIARIES


================================================================================

                                     INDEX
                                     -----

                                                                      Page No.
                                                                      --------

PART I.   FINANCIAL INFORMATION

          Item 1 - Financial Statements

            Consolidated Balance Sheet - June 30, 1997........................3

            Consolidated Statements of Income - Three
              Months Ended June 30, 1997 and 1996 and
              Six Months Ended June 30, 1997 and 1996.........................4

            Consolidated Statements of Cash Flows - Six
              Months Ended June 30, 1997 and 1996.............................5

            Notes to Consolidated Financial Statements........................6

          Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations..................7-11

PART II.  OTHER INFORMATION

          Item 6 - Exhibits and Reports on Form 8-K..........................12

          Signatures

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                   THE BANK HOLDING COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1997
                                  (Unaudited)

                              Assets
                              ------

Cash and due from banks                                          $    3,642,067
Securities available-for-sale, at fair value                         22,667,297
Federal funds sold                                                    2,850,000
Mortgage loans available-for-sale                                       285,877

Loans                                                                88,123,703
Less allowance for loan losses                                          894,762
                                                                 --------------
     Loans, net                                                      87,228,941
                                                                 --------------
Premises and equipment                                                3,692,103
Goodwill                                                              2,277,081
Other assets                                                          1,963,538
                                                                 --------------

                                                                 $  124,606,904
                                                                 ==============
         Liabilities, Preferred Stock and Common Stockholders' Equity
         ------------------------------------------------------------
Deposits
 Noninterest-bearing demand                                      $   14,857,050
 Interest-bearing demand                                             16,987,168
 Savings                                                              5,331,461
 Time, $100,000 and over                                             14,784,143
 Other time                                                          56,151,161
                                                                 --------------
     Total deposits                                                 108,110,983
Securities sold under repurchase agreements                           1,130,000
Debentures payable                                                       76,924
Other liabilities                                                     2,111,070
                                                                 --------------
     Total liabilities                                              111,428,977
                                                                 --------------

Commitments and contingent liabilities

Redeemable 8% preferred stock, par
 value $60; 50,000 shares authorized;
 40,770 shares issued and outstanding                                 2,446,200
                                                                 --------------

Common stockholders' equity
 Common stock, par value $5; 10,000,000
  shares authorized; 556,525 shares issued
   and outstanding                                                    2,782,625
 Capital surplus                                                      4,491,861
 Retained earnings                                                    3,610,204
 Unrealized losses on securities
  available-for-sale, net of taxes                                     (152,963)
                                                                 --------------
     Total common stockholders' equity                               10,731,727
                                                                 --------------

                                                                 $  124,606,904
                                                                 ==============

See Notes to Consolidated Financial Statements.

                   THE BANK HOLDING COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                  AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (Unaudited)

                                         Three Months Ended June 30,   Six Months Ended June 30,
                                              1997          1996          1997          1996
                                         -------------  ------------  ------------  ------------
Interest income
 Loans                                    $  2,368,000  $  2,099,094  $  4,639,585  $  4,202,238
 Taxable securities                            327,593       285,043       643,370       512,684
 Nontaxable securities                           1,292         6,354         3,941        13,236
 Federal funds sold                             52,993        29,763       113,497        89,596
                                         -------------  ------------  ------------  ------------
  Total interest income                      2,749,878     2,420,254     5,400,393     4,817,754
                                         -------------  ------------  ------------  ------------
Interest expense
 Deposits                                    1,244,372     1,053,832     2,441,187     2,133,777
 Federal funds purchased and securities
  sold under agreements to repurchase              613         7,217           652         7,217
 Note payable                                        -        13,648             -        24,407
 Debentures payable                              1,452         2,182         3,052         4,004
                                         -------------  ------------  ------------  ------------
  Total interest expense                     1,246,437     1,076,879     2,444,891     2,169,405
                                         -------------  ------------  ------------  ------------
     Net interest income                     1,503,441     1,343,375     2,955,502     2,648,349
Provision for loan losses                       15,000        60,000        35,000        75,000
                                         -------------  ------------  ------------  ------------
  Net interest income after provision
   for loan losses                           1,488,441     1,283,375     2,920,502     2,573,349
                                         -------------  ------------  ------------  ------------
Other income
 Service charges on deposit accounts           140,636       142,473       272,536       269,247
 Security transactions, net                          -        14,663             -        14,663
 Gain on sale of mortgage loans                118,449       150,557       194,767       310,306
 Other operating income                         30,685        57,626        74,732       131,041
                                         -------------  ------------  ------------  ------------
                                               289,770       365,319       542,035       725,257
                                         -------------  ------------  ------------  ------------
Other expense
 Salaries and employee benefits                514,211       484,992     1,025,620     1,040,036
 Equipment expense                              77,278        70,460       166,711       135,983
 Occupancy expense                              79,236        79,976       166,912       154,328
 Goodwill amortization                          46,157        46,157        92,314        92,314
 Other operating expenses                      347,022       350,450       723,590       676,950
                                         -------------  ------------  ------------  ------------
                                             1,063,904     1,032,035     2,175,147     2,099,611
                                         -------------  ------------  ------------  ------------
  Income before income taxes                   714,307       616,659     1,287,390     1,198,995
Income tax expense                             276,327       227,015       502,228       456,265
                                         -------------  ------------  ------------  ------------
  Net income                              $    437,980  $    389,644  $    785,162  $    742,730
                                         =============  ============  ============  ============
Per share of common stock
 Net income                               $       0.70  $       0.55  $       1.24  $       1.16
                                         =============  ============  ============  ============
 Dividends                                $          -  $          -  $          -  $          -
                                         =============  ============  ============  ============

See Notes to Consolidated Financial Statements.

                   THE BANK HOLDING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (Unaudited)

                                               1997            1996
                                          --------------  --------------
OPERATING ACTIVITIES
 Net income                               $     785,162   $     742,730
 Adjustments to reconcile net income to
  net cash provided by
  operating activities:
  Depreciation and amortization                 229,662         218,703
  Provision for loan losses                      35,000          75,000
  Provision for bond losses                      25,000               -
  Gain on sales of securities
   available-for-sale                                 -         (14,663)
  (Increase) decrease in mortgage loans
   available-for-sale                         1,855,631         (61,123)
  Loss on sales of other real estate                  -           5,531
  Gain on sale of premises and equipment         (9,338)              -
  Increase in interest receivable               (59,554)        (41,631)
  Increase in interest payable                  280,167         120,026
  Other operating activities                    187,879         381,553
                                          --------------  --------------
     Net cash provided by operating
      activities                              3,329,609       1,426,126
                                          --------------  --------------
INVESTING ACTIVITIES
 Purchases of securities
  available-for-sale                         (5,490,688)     (6,488,125)
 Proceeds from sales of securities
  available-for-sale                                  -       1,018,650
 Proceeds from maturities of securities
  available-for-sale                          4,241,522       3,939,840
 Net (increase) decrease in Federal
  funds sold                                    370,000         (60,000)
 Net increase in loans                       (7,207,433)     (2,500,624)
 Proceeds from sales of other real
  estate                                              -         171,814
 Purchase of premises and equipment             (33,484)       (554,114)
 Proceeds from sale of premises and
  equipment                                     134,511               -
                                          --------------  --------------
     Net cash used in investing
      activities                             (7,985,572)     (4,472,559)
                                          --------------  --------------
FINANCING ACTIVITIES
 Net increase in deposits                     3,668,926       3,163,665
 Net increase in repurchase agreements        1,130,000               -
 Repayment of note payable                            -        (500,000)
                                          --------------  --------------
     Net cash provided by financing
      activities                              4,798,926       2,663,665
                                          --------------  --------------
Net increase (decrease) in cash and due
 from banks                                     142,963        (382,768)

Cash and due from banks at beginning of
 period                                       3,499,104       3,964,825
                                          --------------  --------------
Cash and due from banks at end of
 period                                   $   3,642,067   $   3,582,057
                                          ==============  ==============
CASH FLOW INFORMATION
 Cash paid during the period for:
  Interest                                $   2,164,724   $   2,049,379

  Income taxes                            $     466,533   $     344,500

NONCASH INVESTING ACTIVITIES
 Real estate acquired through
  foreclosure                             $     167,691   $     137,696
                                          ==============  ==============
 Unrealized (gains) losses on
  securities available-for-sale           $     (48,433)  $     315,579
                                          ==============  ==============

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

          The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.


NOTE 2.   EARNINGS PER SHARE

          Earnings per share are calculated on the basis of the weighted average number of shares outstanding. Earnings used in the calculation are reduced by dividends payable to preferred stockholders of $48,924 and $97,848 for the three and six month periods ended June 30, 1997 and 1996, respectively.


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

Liquidity and Capital Resources

As of June 30, 1997, the liquidity ratios of both Banks, as determined under guidelines established by regulatory authorities, were satisfactory.

At June 30, 1997, the capital ratios of the Company and the Banks were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company are as follows:

                                         Actual
                             --------------------------------
                                                      First
                                                    Community
                             The Bank   The Bank of  Bank of
                              Holding    Spalding     Henry     Regulatory
                              Company     County      County    Requirement
                             ---------   --------    --------   -----------
Leverage capital ratios        7.26%       9.21%       9.43%        4.00%
Risk-based capital ratios:
  Core capital                 9.40       12.26       11.88         4.00
  Total capital               10.36       13.48       12.61         8.00


Financial Condition

Following is a summary of the Company's balance sheets for the periods indicated:

                                                   June 30,      December 31,
                                                     1997            1996              Increase (Decrease)
                                                  ----------  ------------------   --------------------------
                                                      (Dollars in Thousands)         Amount          Percent
                                                  ------------------------------   -----------     ----------

Cash and due from banks                           $     3,642     $      3,499     $       143         4.09 %
Securities                                             22,667           21,395           1,272         5.95
Federal funds sold                                      2,850            3,220            (370)      (11.49)
Loans                                                  87,515           82,368           5,147         6.25
Premises and equipment                                  3,692            3,921            (229)       (5.84)
Goodwill                                                2,277            2,369             (92)       (3.88)
Other assets                                            1,964            1,796             168         9.35
                                                  -----------     ------------     -----------
                                                  $   124,607     $    118,568     $     6,039         5.09
                                                  ===========     ============     ===========

Deposits                                          $   108,111     $    104,442     $     3,669         3.51 %
Securities sold under repurchase agreements             1,130               -            1,130       100.00
Other borrowings                                           77               77              -            -
Other liabilities                                       2,111            1,589             522        32.85
Preferred stock                                         2,446            2,446              -            -
Common stockholders' equity                            10,732           10,014             718         7.17
                                                  -----------     ------------     -----------
                                                  $   124,607     $    118,568     $     6,039         5.09
                                                  ===========     ============     ===========

As indicated in the above table, the Company's total assets during 1997 have grown at a rate of 5.09%. This increase was primarily the result of loan growth during the second quarter of 1997. The increase was funded by a growth in deposits and use of securities sold under repurchase agreements.

Results of Operations For The Three Months Ended June 30, 1997 and 1996 and For The Six Months Ended June 30, 1997 and 1996

Following is a summary of the Company's operations for the periods indicated.

                                              Three Months Ended June 30,
                                             ----------------------------
                                                 1997             1996            Increase (Decrease)
                                             ------------     -----------     --------------------------
                                                (Dollars in Thousands)           Amount        Percent
                                             ----------------------------     -----------     ----------
Interest income                              $      2,750     $     2,420     $     330          13.64 %
Interest expense                                    1,247           1,077           170          15.78
Net interest income                                 1,503           1,343           160          11.91
Provision for loan losses                              15              60           (45)        (75.00)
Other income                                          290             366           (76)        (20.77)
Other expense                                       1,064           1,032            32           3.10
Pretax income                                         714             617            97          15.72
Income taxes                                          276             227            49          21.59
Net income                                            438             390            48          12.31
                                              Three Months Ended June 30,
                                             ----------------------------
                                                 1997             1996            Increase (Decrease)
                                             ------------     -----------     --------------------------
                                                (Dollars in Thousands)           Amount        Percent
                                             ----------------------------     -----------     ----------
Interest income                              $      5,400     $     4,818     $     582          12.07 %
Interest expense                                    2,445           2,169           276          12.72
Net interest income                                 2,955           2,649           306          11.55
Provision for loan losses                              35              75           (40)        (53.33)
Other income                                          542             725          (183)        (25.24)
Other expense                                       2,175           2,100            75           3.57
Pretax income                                       1,287           1,199            88           7.34
Income taxes                                          502             456            46          10.09
Net income                                            785             743            42           5.65

As indicated in the above tables, the Company's net interest income has increased by $160,000 and $306,000 for the three and six month periods in 1997 as compared to the same periods in 1996. The Company's net interest margin increased slightly during the first six months of 1997 to 5.46% from 5.45% for the previous year.

The provision for loan losses has decreased by $45,000 and $40,000 during the second quarter and first six months of 1997, as compared to the same periods in 1996. This change is due to a decrease of $67,000 in net charge-offs for the first six months of 1997 as compared to the previous year. The Company's reserve for loan losses amounted to 1.02% at June 30, 1997 as compared to 1.09% at December 31, 1996. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower's ability to pay and the underlying collateral value of the loans.

Information with respect to nonaccrual, past due and restructured loans at June 30, 1997 and 1996 is as follows:

                                                                                                June 30,
                                                                                     ----------------------------
                                                                                         1997            1996
                                                                                     -------------    -----------
                                                                                        (Dollars in Thousands)
                                                                                     ----------------------------
Nonaccrual loans                                                                     $      168       $         -
Loans contractually past due ninety days or more as to interest
 or principal payments and still accruing                                                   198               146
Restructured loans                                                                            -                 -
Loans, now current about which there are serious doubts as to the
 ability of the borrower to comply with loan repayment terms                                  -                 -
Interest income that would have been recorded on nonaccrual
 and restructured loans under original terms                                                  2                 -
Interest income that was recorded on nonaccrual and restructured loans                        -                 -

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

Information regarding certain loans and allowance for loan loss data through June 30, 1997 and 1996 is as follows:

                                                                                      Six Months Ended June 30,
                                                                                     ----------------------------
                                                                                         1997            1996
                                                                                     ------------    ------------
                                                                                        (Dollars in Thousands)
                                                                                     ----------------------------

Average amount of loans outstanding                                                  $     83,289    $     75,412
                                                                                     ============    ============

Balance of allowance for loan losses at beginning of period                          $        882    $        868
                                                                                     ============    ============

Loans charged off
  Commercial and financial                                                           $          1    $          -
  Real estate mortgage                                                                          -              68
  Instalment                                                                                   31              41
                                                                                     ------------    ------------
                                                                                               32             109
                                                                                     ------------    ------------

Loans recovered
  Commercial and financial                                                                      -               -
  Real estate mortgage                                                                          -              16
  Instalment                                                                                   10               4
                                                                                     ------------    ------------
                                                                                               10              20
                                                                                     ------------    ------------

Net charge-offs                                                                                22              89
                                                                                     ------------    ------------

Additions to allowance charged to operating expense during period                              35              75
                                                                                     ------------    ------------

Balance of allowance for loan losses at end of period                                $        895    $        854
                                                                                     ============    ============

Ratio of net loans charged off during the period to
  average loans outstanding                                                                  0.03            0.12
                                                                                     ============    ============

Other income has decreased by $76,000 and $183,000 during the second quarter and first six months of 1997 as compared to the same periods in 1996. The changes are due primarily to decreases in gains on sales of mortgage loans of $32,000 and $116,000, respectively.

Other operating expenses have increased by $32,000 and $75,000 during the second quarter and the first six months of 1997 as compared to the same periods in 1996. The increases in other expenses are due primarily to increases in equipment expenses of $31,000 and other operating expenses of $47,000 for the first six months of 1997 as compared to the previous year.

The Company's provision for income taxes increased by $49,000 and $46,000 during the second quarter and first six months, respectively, as compared to the same periods in 1996 due to higher pre tax income.

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

                          PART II - OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


          (a)  Exhibits
               27. Financial Data Schedule


          (b)  Reports on Form 8-K

               No reports on Form 8-K have been filed during the quarter ended June 30, 1997

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


                                  DATE:
                                       ----------------------------------------