Form 10QSB
period 1997-09-30
BANK HOLDING CO
filed 1997-11-14
CIK 907584

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-QSB


Mark One

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended      SEPTEMBER 30, 1997
                                     ---------------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from __________  to __________


                       COMMISSION FILE NUMBER:  33-77920

                           THE BANK HOLDING COMPANY
          ----------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

          GEORGIA                                                 58-2060134
-------------------------------                              -------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

                 201 W. TAYLOR STREET, GRIFFIN, GEORGIA  30224
                   ----------------------------------------
                   (Address of principal executive offices)

                                (770) 229-2675
                   ----------------------------------------
                          (Issuer's telephone number

                                      N/A
  ---------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes    X         No
    -------          --------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes ______   No  _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 1, 1997: 556,525

Transitional Small Business Disclosure Format (Check One)  Yes       No   X
                                                               ----     ----

                            THE BANK HOLDING COMPANY


--------------------------------------------------------------------------------

                                     INDEX
                                     -----


                                                                        PAGE NO.
                                                                        --------

PART I.   FINANCIAL INFORMATION

          Item 1 - Financial Statements

            Consolidated Balance Sheet - September 30, 1997...............  3

            Consolidated Statements of Income - Three
                Months Ended September 30, 1997 and 1996 and
                Nine Months Ended September 30, 1997 and 1996.............  4

            Consolidated Statements of Cash Flows - Nine
                Months Ended September 30, 1997 and 1996............  5 AND 6

            Notes to Consolidated Financial Statements....................  7

          Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations..............  8-12

PART II.  OTHER INFORMATION

          Item 6 - Exhibits and Reports on Form 8-K.....................  13

          Signatures

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                   THE BANK HOLDING COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1997
                                  (UNAUDITED)

                                    Assets
                                    ------

Cash and due from banks                                               $  3,044,307
Securities available-for-sale, at fair value                            25,648,330
Federal funds sold                                                       2,260,000
Mortgage loans available-for-sale                                        2,277,336

Loans                                                                   87,019,821
Less allowance for loan losses                                             883,443
                                                                      ------------
               Loans, net                                               86,136,378

Premises and equipment                                                   3,632,996
Goodwill                                                                 2,230,924
Other assets                                                             2,159,491
                                                                      ------------

                                                                      $127,389,762
                                                                      ============

          LIABILITIES, PREFERRED STOCK AND COMMON STOCKHOLDERS' EQUITY
          ------------------------------------------------------------
Deposits
 Noninterest-bearing demand                                           $ 14,975,628
 Interest-bearing demand                                                15,406,225
 Savings                                                                 5,072,608
 Time, $100,000 and over                                                16,551,119
 Other time                                                             58,699,353
                                                                      ------------
    Total deposits                                                     110,704,933
Securities sold under repurchase agreements                                685,000
Debentures payable                                                          76,924
Other liabilities                                                        2,287,167
                                                                      ------------
               Total liabilities                                       113,754,024
                                                                      ------------

Commitments and contingent liabilities

Redeemable 8% preferred stock, par value $60, 50,000 shares
 authorized; 40,770 shares issued and outstanding                        2,446,200
                                                                      ------------

Common stockholders' equity
 Common stock, par value $5; 10,000,000 shares authorized;
   556,525 shares issued and outstanding                                 2,782,625
 Capital surplus                                                         4,491,861
 Retained earnings                                                       4,016,159
 Unrealized losses on securities available-for-sale, net of taxes         (101,107)
                                                                      ------------
               Total common stockholders' equity                        11,189,538
                                                                      ------------

                                                                      $127,389,762
                                                                      ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   THE BANK HOLDING COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
               THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 AND
                 NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (Unaudited)


                                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                   SEPTEMBER 30,
                                                         -------------------------------   ----------------------------
                                                              1997             1996             1997           1996
                                                         ------------      -------------   -------------   ------------
INTEREST INCOME
 Loans                                                    $ 2,497,761      $ 2,272,319      $ 7,137,346      $ 6,474,557
 Taxable securities                                           336,717          292,943          980,087          805,627
 Nontaxable securities                                            969            4,661            4,910           17,897
 Federal funds sold                                            52,889           36,529          166,386          126,125
                                                        -------------    -------------    -------------    -------------
                                                            2,888,336        2,606,452        8,288,729        7,424,206
                                                        -------------    -------------    -------------    -------------

INTEREST EXPENSE
 Deposits                                                   1,294,058        1,125,725        3,735,245        3,259,502
 Federal funds purchased and securities sold
   under agreements to repurchase                              10,190            6,018           10,842           13,235
 Note payable                                                       -                -                -           24,407
 Debentures payable                                                 -            1,670            3,052            5,674
                                                        -------------    -------------    -------------    -------------
                                                            1,304,248        1,133,413        3,749,139        3,302,818
                                                        -------------    -------------    -------------    -------------

         Net interest income                                1,584,088        1,473,039        4,539,590        4,121,388
PROVISION FOR LOAN LOSSES                                      15,000           40,000           50,000          115,000
                                                        -------------    -------------    -------------    -------------
         Net interest income after provision for loan
          losses                                            1,569,088        1,433,039        4,489,590        4,006,388
                                                        -------------    -------------    -------------    -------------

OTHER INCOME
 Service charges on deposit accounts                          140,400          128,088          412,936          397,335
 Security transactions, net                                         -                -                -           14,663
 Gain on sale of mortgage loans                               122,261           99,460          317,028          409,766
 Other operating income                                        35,724           28,730          110,456          159,771
                                                        -------------    -------------    -------------    -------------
                                                              298,385          256,278          840,420          981,535
                                                        -------------    -------------    -------------    -------------

OTHER EXPENSE
 Salaries and employee benefits                               521,395          519,399        1,547,015        1,559,435
 Equipment expense                                             77,992           66,718          244,703          202,701
 Occupancy expense                                             88,936           85,482          255,848          239,810
 Goodwill amortization                                         46,157           46,157          138,471          138,471
 Other operating expenses                                     385,633          328,737        1,109,223        1,005,687
                                                        -------------    -------------    -------------    -------------
                                                            1,120,113        1,046,493        3,295,260        3,146,104
                                                        -------------    -------------    -------------    -------------

             Income before income taxes                       747,360          642,824        2,034,750        1,841,819

APPLICABLE INCOME TAXES                                       292,482          253,107          794,710          709,372
                                                        -------------    -------------    -------------    -------------

             Net income                                   $   454,878      $   389,717      $ 1,240,040        1,132,447
                                                        =============    =============    =============    =============

PER SHARE OF COMMON STOCK
            Net income                                    $       .73      $       .61      $      1.96             1.77
                                                        =============    =============    =============    =============
            Dividends                                     $         -      $         -      $         -                -
                                                        =============    =============    =============    =============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   THE BANK HOLDING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)

                                                                   1997                1996
                                                               ------------        -----------
OPERATING ACTIVITIES
 Net income                                                    $  1,240,040        $ 1,132,447
 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                    357,316            336,477
   Provision for loan losses                                         50,000            115,000
   Provision for bond losses                                         25,000                  -
   Gain on sales of securities available-for-sale                         -            (14,663)
   Increase in mortgage loans available-for-sale                   (135,828)          (277,800)
   Loss on sales of other real estate                                35,776              5,526
   Gain on sale of premises and equipment                            (9,338)                 -
   Increase in interest receivable                                 (328,847)          (236,321)
   Increase in interest payable                                     323,713            182,931
   Other operating activities                                        24,397            249,435
                                                               ------------        -----------
       Net cash provided by operating activities                  1,582,229          1,493,032
                                                               ------------        -----------
INVESTING ACTIVITIES
 Purchases of securities available-for-sale                     (10,954,438)        (6,730,078)
 Proceeds from sale of securities available-for-sale                      -            998,125
 Proceeds from maturities of securities available-for-sale        6,807,878          4,147,258
 Net (increase) decrease in Federal funds sold                      960,000           (600,000)
 Net increase in loans                                           (6,129,870)        (3,633,728)
 Proceeds from sales of other real estate                           252,891            171,820
 Purchase of premises and equipment                                 (55,874)          (574,697)
 Proceeds from sale of premises and equipment                       134,511                  -
                                                               ------------        -----------
       Net cash used in investing activities                     (8,984,902)        (6,221,300)
                                                               ------------        -----------
FINANCING ACTIVITIES
 Net increase in deposits                                         6,262,876          5,058,136
 Net increase in repurchase agreements                              685,000                  -
 Repayment of note payable                                                -           (500,000)
                                                               ------------        -----------
       Net cash provided by financing activities                  6,947,876          4,558,136
                                                               ------------        -----------
Net decrease in cash and due from banks                            (454,797)          (170,132)

Cash and due from banks at beginning of period                    3,499,104          3,964,825
                                                               ------------        -----------
Cash and due from banks at end of period                       $  3,044,307        $ 3,794,693
                                                               ============        ===========

                   THE BANK HOLDING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (Unaudited)


                                                                         1997              1996
                                                                      ----------        ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid  during the period for:
          Interest                                                    $3,425,426        $3,119,887

          Income taxes                                                   719,533           614,394

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
      Real estate acquired through foreclosure                        $  169,691        $  137,696
                                                                      ==========        ==========

     Unrealized (gains) losses on securities available-for-sale       $ (132,072)       $  149,620
                                                                      ==========        ==========

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

          The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.


NOTE 2.   EARNINGS PER SHARE

          Earnings per share are calculated on the basis of the weighted average number of shares outstanding. Earnings used in the calculation are reduced by dividends payable to preferred stockholders of $48,924 and $146,772 for the three and nine month periods ended September 30, 1997 and 1996, respectively.


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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1997, the liquidity ratios of both banks, as determined under guidelines established by regulatory authorities, were satisfactory.

At September 30, 1997, the capital ratios of the Company and the Banks were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company are as follows:

                                                     ACTUAL
                                ----------------------------------------------
                                                                       FIRST
                                                                     COMMUNITY
                                    THE BANK        THE BANK          BANK OF
                                     HOLDING       OF SPALDING         HENRY        REGULATORY
                                     COMPANY         COUNTY           COUNTY        REQUIREMENT
                                    --------       -----------       ---------      -----------
Leverage capital ratio                  7.30%             9.31%           9.18%            4.00%
Risk-based capital ratios:
 Core capital                           9.43             12.63           11.36             4.00
 Total capital                         10.36             13.87           12.01             8.00

FINANCIAL CONDITION

Following is a summary of the Company's balance sheets for the periods indicated:

                                                                               INCREASE (DECREASE)
                                               SEPTEMBER 30,   DECEMBER 31,    ------------------
                                                  1997            1996          AMOUNT    PERCENT
                                             -------------    ------------     --------  --------
                                                             (DOLLARS IN THOUSANDS)
                                             ----------------------------------------------------
Cash and due from banks                        $  3,044        $  3,499         $ (455)   (13.00)%
Securities                                       25,648          21,395          4,253     19.88
Federal funds sold                                2,260           3,220           (960)   (29.81)
Loans                                            88,414          82,368          6,046      7.34
Premises and equipment                            3,633           3,921           (288)    (7.35)
Goodwill                                          2,231           2,369           (138)    (5.83)
Other assets                                      2,160           1,796            364     20.27
                                               --------        --------         ------
                                               $127,390        $118,568         $8,822      7.44
                                               ========        ========         ======

Deposits                                       $110,705        $104,442         $6,263      6.00%
Securities sold under repurchase agreements         685               -            685         -
Other borrowings                                     77              77              -         -
Other liabilities                                 2,287           1,589            698     43.93
Preferred stock                                   2,446           2,446              -         -
Common stockholders' equity                      11,190          10,014          1,176     11.74
                                               --------        --------         ------
                                               $127,390        $118,568         $8,822      7.44
                                               ========        ========         ======

As indicated in the above table, the Company's total assets during 1997 have grown at a rate of 7.44%. This increase was primarily the result of loan growth during the second and third quarters of 1997. This increase was funded by a growth in deposits and use of securities sold under repurchase agreements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Following is a summary of the Company's operations for the periods indicated.

                                                       THREE MONTHS ENDED
                                                         SEPTEMBER 30,                  INCREASE (DECREASE)
                                               -------------------------------     -----------------------------
                                                   1997               1996             AMOUNT         PERCENT
                                               -----------         ----------      -------------    ------------
                                                                      (DOLLARS IN THOUSANDS)
                                               -----------------------------------------------------------------

Interest income                                $    2,888           $  2,606         $  282            10.82%
Interest expense                                    1,304              1,133            171            15.09
Net interest income                                 1,584              1,473            111             7.54
Provision for loan losses                              15                 40            (25)          (62.50)
Other income                                          298                256             42            16.41
Other expense                                       1,120              1,046             74             7.07
Pretax income                                         747                643            104            16.17
Income taxes                                          292                253             39            15.42
Net income                                            455                390             65            16.67


                                                      NINE MONTHS ENDED
                                                         SEPTEMBER 30,                  INCREASE (DECREASE)
                                               -------------------------------     -----------------------------
                                                   1997               1996             AMOUNT         PERCENT
                                               -----------         ----------      -------------    ------------
                                                                      (DOLLARS IN THOUSANDS)
                                               -----------------------------------------------------------------

Interest income                                $   8,289           $  7,424         $  865           11.65%
Interest expense                                   3,749              3,302            447           13.54
Net interest income                                4,540              4,122            418           10.14
Provision for loan losses                             50                115            (65)         (56.52)
Other income                                         840                981           (141)         (14.37)
Other expense                                      3,295              3,146            149            4.74
Pretax income                                      2,035              1,842            193           10.48
Income taxes                                         795                710             85           11.97
Net income                                         1,240              1,132            108            9.54

As indicated in the above tables, the Company's net interest income has increased by $111,000 and $418,000 for the third quarter and first nine months of 1997, as compared to the same periods in 1996. The Company's net interest margin decreased during the first nine months of 1997 to 5.49% from 5.61% for the previous year.

The provision for loan losses has decreased by $25,000 and $65,000 during the third quarter and the first nine months of 1997, as compared to the same periods in 1996. This change is due to a decrease of $75,000 in net charge-offs for the first nine months of 1997 as compared to the previous year. The Company's reserve for loan losses amounted to 1.02% at September 30, 1997 as compared to 1.09% at December 31, 1996. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower's ability to pay and the underlying collateral value of the loans.

Information with respect to nonaccrual, past due and restructured loans at September 30, 1997 and 1996 is as follows:

                                                                                         SEPTEMBER 30,
                                                                          -----------------------------------------
                                                                                  1997                   1996
                                                                          ------------------     ------------------
                                                                                    (DOLLARS IN THOUSANDS)
                                                                          -----------------------------------------

Nonaccrual loans                                                              $    484             $       47
Loans contractually past due ninety days or more as
 to interest or principal payments and still accruing                              190                    163
Restructured loans                                                                   -                      -
Loans, now current about which there are serious doubts as to the
 ability of the borrower to comply with loan repayment terms                         -                      -
Interest income that would have been recorded on nonaccrual
 and restructured loans under original terms                                         6                      3
Interest income that was recorded on nonaccrual and restructured loans               4                      2

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

Information regarding certain loan and allowance for loan loss data through September 30, 1997 and 1996 is as follows:

                                                                                                    NINE MONTHS ENDED
                                                                                                      SEPTEMBER 30,
                                                                                       -----------------------------------------
                                                                                               1997                   1996
                                                                                       ------------------     ------------------
                                                                                                 (DOLLARS IN THOUSANDS)
                                                                                       -----------------------------------------

Average amount of loans outstanding                                                      $         84,739       $         76,200
                                                                                       ==================     ==================
Balance of allowance for loan losses at beginning of period                              $            882       $            868
                                                                                       ------------------     ------------------
Loans charged off
 Commercial and financial                                                                               -                      -
 Real estate mortgage                                                                                   -                    101
 Installment                                                                                           59                     51
                                                                                       ------------------     ------------------
                                                                                                       59                    152
                                                                                       ------------------     ------------------
Loans recovered
 Commercial and financial                                                                               -                      -
 Real estate mortgage                                                                                   -                     16
 Installment                                                                                           10                     12
                                                                                       ------------------     ------------------
                                                                                                       10                     28
                                                                                       ------------------     ------------------
Net charge-offs                                                                                        49                    124
                                                                                       ------------------     ------------------
Additions to allowance charged to operating expense during period                                      50                    115
                                                                                       ------------------     ------------------
Balance of allowance for loan losses at end of period                                    $            883       $            859
                                                                                       ==================     ==================
Ratio of net loans charged off during the period to average loans outstanding                         .06                    .16
                                                                                       ==================     ==================

Other income has increased by $42,000 during the third quarter but decreased by $141,000 for the first nine months of 1997, respectively, as compared to the same periods in 1996. The changes are due primarily to an increase of $23,000 in gains on sales of mortgage loans for the third quarter but an overall decrease of $93,000 for the first nine months of 1997.

Other operating expenses have increased by $74,000 and $149,000 during the third quarter and the first nine months of 1997, respectively, as compared to the same periods in 1996. The increases in other expenses are due primarily to increases in equipment expenses of $42,000 and other operating expenses of $104,000 for the first nine months of 1997 as compared to the previous year.

The Company's provision for income taxes increased by $39,000 and $85,000 during the third quarter and first nine months, respectively, as compared to the same periods in 1996 due to higher pre-tax income.

The Company is not aware of any other known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on its liquidity, capital resources or operations. The Company is also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

                          PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


          (a)  Exhibits
               27.  Financial Data Schedule


          (b)  Reports on Form 8-K

               No reports on Form 8-K have been filed during the quarter ended September 30, 1997

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