Form 10KSB40
period 1997-12-31
BANK HOLDING CO
filed 1998-03-31
CIK 907584

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

              [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

              [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from __________
                      Commission file number 33-77920(*)

                           The Bank Holding Company
                ----------------------------------------------
                (Name of small business issuer in its charter)

                    Georgia                             58-2060134
         -------------------------------           -------------------
         (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)            Identification No.)

     201 West Taylor Street, P.O. Box 1439
               Griffin, Georgia                           30224
    ----------------------------------------            ----------
    (Address of principal executive offices)            (Zip Code)

                   Issuer's telephone number (770) 229-2675

     Securities registered under Section 12(b) of the Exchange Act:  None

     Securities registered under Section 12(g) of the Exchange Act:  None

* The issuer filed a registration statement effective pursuant to the Securities Act of 1933, as amended, on August 12, 1994, and had at the beginning of the 1997 fiscal year at least 300 shareholders of record. Accordingly, issuer files this report pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended, and Rule 15d-1 of the regulations thereunder.

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X No

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

        State issuer's revenues for its most recent fiscal year: $12,454,800.

        As of December 31, 1997, the aggregate market value of the voting stock held by non-affiliates was approximately $18,903,309, based on approximately 331,637 shares of the Company's common stock held by non-affiliates multiplied by $57 per share. The per share valuation figure is arrived at by reference to approximate fair market value of the common stock of Premier Bancshares, Inc. ("Premier"), $57 per share, as of December 3, 1997, the date on which the Company entered a definitive merger agreement with Premier.

        State the number of shares outstanding of each of the issuer's classes of common equity, as of March 1, 1998: 556,525.

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS

        The Bank Holding Company, Inc. (the "Company"), a Georgia corporation, was organized on May 10, 1993, for the purpose of acquiring all of the issued and outstanding common stock of The Bank of Spalding County (the "Spalding County Bank"). Pursuant to a plan of reorganization effective October 29, 1993, the Company acquired all of the issued and outstanding shares of $10.00 par value common stock of the Spalding County Bank. As a result of this transaction, the former shareholders of the Spalding County Bank became the shareholders of the Company, and the Spalding County Bank became a wholly-owned subsidiary of the Company. On November 8, 1993, the Company reduced the par value of its common stock form $10.00 per share to $5.00 per share and declared a two-for-one stock split.

        On October 3, 1994, The Bank Holding Company acquired all of the issued and outstanding shares of the $10.00 par value common stock of First Community Bank of Henry County (the "Henry County Bank"). As a result of the acquisition, 40,770 shares of the common stock of the Henry County Bank were converted into and exchanged for 142,695 shares of the $5.00 par value common stock of the Company, 40,770 shares of the Henry County Bank were converted into 40,770 of the $60.00 par value non-voting cumulative preferred stock for the Company, and the remaining 69,460 shares of the Henry County Bank were converted into and exchanged for cash and debentures totaling $3,987,600.00. The Company now owns all of the issued and outstanding shares of the surviving corporation to the merger, known as "First Community Bank of Henry County."

        The Spalding County Bank is a full-service bank offering a wide variety of banking services in its primary market area. It was organized and opened for business on December 5, 1986. It has conducted a general banking business from its single location at 201 West Taylor Street, Griffin, Georgia since that time.

        The Spalding County Bank serves the residents of Griffin and Spalding County. Spalding County has a population of approximately 55,000. It offers customary types of demand, savings, time and individual retirement accounts. The Spalding County Bank also offers installment, commercial, real estate, home mortgage and personal lines of credit. It provides Visa and MasterCard services through its affiliate, the Henry County Bank. The Spalding County Bank provides safe deposit and night depository services, cashiers' checks, money orders, travelers' checks, wire transfers and various other services that can be tailored to its customers' needs. The Spalding County Bank does not offer trust services. The Spalding County Bank utilizes the services of Georgia Bankers Bank, Atlanta Georgia, for all clearing and overnight federal funds investments. The Spalding County Bank corresponds with the Georgia Bankers Bank, of Atlanta, Georgia. FiServ, Inc. provides data processing services for the Spalding County Bank.

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

        The Spalding County Bank competes in Griffin and Spalding County with five financial institutions: First Union National Bank of Georgia, NationsBank, N.A. (South); Griffin Federal Savings Bank; First National Bank of Griffin; and United Bank of Griffin. There are numerous other commercial banks located within a 30 mile radius of Griffin.

        The Henry County Bank competes in McDonough and Henry County with ten financial institutions; NationsBank, N.A. (South); Carrollton Federal Bank; First National Bank of Griffin;

The First State Bank; First Union National Bank; Heritage Bank, Sun Trust Bank; and Wachovia Bank, N.A., and Eagle National Bank. There are numerous other commerical banks located within a 30 mile radius of McDonough.

        As of December 31, 1997, the Spalding County Bank had 24.5 full-time equivalent employees. In the opinion of management, the Spalding County Bank enjoys an excellent relationship with its employees. The Spalding County Bank is not a party to any collective bargaining agreement.

        As of December 31, 1997, the Henry County Bank had 32.5 full-time equivalent employees. In the opinion of management, the Henry County Bank enjoys an excellent relationship with its employees. The Henry County Bank is not a party to any collective bargaining agreement.

                   SUPERVISION REGULATION AND OTHER FACTORS
                   ----------------------------------------

Bank Holding Company Regulation
-------------------------------

        Offers and sales of the common stock of the Company are subject to the registration requirements of the Securities Act of 1933 and the regulations promulgated thereunder which are administered by the Securities and Exchange Commission. The Company is also subject to the reporting requirements of the Securities Exchange Act of 1934. Such offers and sales are also subject to the registration requirements of various state securities acts.

        The Company is a registered holding company under the Bank Holding Company Act of 1956, as amended (the "Federal Bank Holding Company Act"), and the Georgia Bank Holding Company Act, and is regulated under such acts by the Board of Governors of the Federal Reserve System (the "Federal Reserve") and by the Georgia Department of Banking and Finance, respectively. As a bank holding company, the Company is required to file with the Federal Reserve an annual report and such additional information as the Federal Reserve may require pursuant to the Federal Bank Holding Company Act. The Federal Reserve may also conduct examinations of the Company and the subsidiary of the Company.

        The Federal Bank Holding Company Act also requires every bank holding company to obtain prior approval from the Federal Reserve before acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank which is not already majority owned or controlled by that bank holding company. The Federal Reserve is prohibited, however, from approving the acquisition by the Company of the voting shares of, or substantially all the assets of, any bank located outside Georgia, unless such acquisition is specifically authorized by the laws of the state in which the bank is located.

        On March 16, 1994, the Georgia legislature adopted the "Georgia Interstate Banking Act," effective July 1, 1995. Interstate acquisitions by institutions located in Georgia will be permitted in states which also allow national interstate acquisitions, and interstate acquisitions of institutions located in Georgia will be permitted by institutions located in states which also allow national interstate acquisitions; provided, however, that if the board of directors of a Georgia bank or bank holding company adopts a resolution to except such bank or bank holding company from being acquired pursuant to the provisions of the Georgia Interstate Banking Act and properly files a certified copy of such resolution with the Georgia Department, such bank or bank holding company may not be acquired by an institution located outside of the State of Georgia.

        In addition, the President of the United States signed into law the "Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994" on September 29, 1994 (the "Interstate Branching Act"). The Interstate Branching Act permitted bank holding companies to merge their multi-state bank subsidiaries into a single bank by June 1, 1997, unless state legislators acted to "opt-out" of this provision, to acquire banks in any state one year after the effective date of the Interstate Branching Act, and to establish de novo branches across state lines so long as the individual state into which a potential de novo entrant proposes to branch specifically passes legislation to "opt-in".

        Under the Interstate Branching Act, beginning on June 1, 1997, a bank could merge with a bank in another state so long as the transaction did not involve a bank in a home state which had enacted a law after the date of enactment of the Interstate Branching Act and before June 1,1997 that applies equally to all out of state banks and expressly prohibits such interstate merger transactions. Such a law would have no effect on merger transactions approved before the effective date of such a state law. States could also elect to permit merger transactions before June 1, 1997.

        The Interstate Branching Act authorized interstate mergers involving the acquisition of a branch of a bank without the acquisition of the bank only if state law permits an out of state acquiror to acquire a branch without acquiring the bank. State minimum age laws for banks to be acquired will be preserved unless state law provides for a minimum age period of more than five years. After consummation of any interstate merger transaction, a resulting bank may establish or operate additional branches at any location where any bank involved in the transaction could have established or operated a branch under applicable federal or state law.

        The Riegle Community Development and Regulatory Improvement Act of 1994 (the "RCDRIA") was enacted September 23, 1994, to promote economic revitalization and community development to "investment areas." The RCDRIA establishes a Community Development Financial Institutions Fund to achieve these objectives. The Fund is authorized to provide financial assistance through a variety of mechanisms including equity investments, grants, loans, credit union shares and deposits. The amount of assistance any community development financial institution and its subsidiaries and affiliates may receive is generally limited to $5 million. A qualifying institution may receive $3.75 million for the purpose of serving an investment are in another data.

        The RCDRIA also provides certain regulatory relief requiring each agency to streamline and modify its regulations and policies, remove inconsistencies and eliminate outputted and duplicative requirements. The RCDRIA also directs the federal agencies to coordinate examinations among affiliate banks, coordinate examinations with other federal banking agencies, and work to coordinate with state banking agencies. The federal banking agencies are also directed to work jointly in developing a system for banks and savings associations to file reports and statements electronically and to adopt a single form for filing core information in reports and statements.

        RCDRIA also provides procedures for expediting bank holding company applications, eliminating prior approval of the Federal Reserve for the acquisition of control of a bank in a reorganization in which persons exchange their shares for shares of a newly-formed bank holding company provided the bank holding company immediately after the acquisition meets capital and other financial standards and the bank is "adequately capitalized," the holding company does not engage in any activities other than those of managing and controlling banks, the holding company provides 30 days prior notice to the board of the transaction, and the holding company will not acquire control of any additional bank. The RCDRIA also provides for reduction of post-approval waiting periods, decreasing the waiting period from 30 days to 15 days in most instances. The RCDRIA also exempts from federal securities registration securities issued in connection with the formation of a one-bank holding company.

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

        The Federal and Georgia Bank Holding Company Acts further provide that the Federal Reserve and the Department of Banking and finance will not approve any acquisition, merger or consolidation (a) which would result in a monopoly,
(b) which would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any part of the United States, (c) the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country or (d) which in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed in the public interest by the probable effect of the transaction in meeting the convenience and needs of the community to be served.

        In addition to having the right to acquire ownership or control of other banks, the Company is authorized to acquire ownership or control of nonbanking companies, provided the activities of such companies are so closely related to banking or managing or controlling banks that the Federal Reserve considers such activities to be proper to the operation and control of banks. Regulation Y, promulgated by the Federal Reserve, sets forth these activities which are regarded as closely related to banking or managing or controlling banks and, thus, are permissible activities for bank holding companies, subject to approval by the Federal Reserve in individual cases.

        Pursuant to Section 4(j) of the Bank Holding Company Act (12 U.S.C.
Section 1843(j), a bank holding company must submit a written notice to the Federal Reserve Board at least sixty days before engaging, directly or indirectly, in a non-banking activity authorized under Section 4(c)(8), which authorizes holding companies to engage in activities that are closely related to banking or managing or controlling banks. The processing period begins to run from the date the Federal Reserve Board receives a complete notice, and may be extended under certain circumstances. In acting on a notice to engage in Section 4(c)(8) activities, the Federal Reserve Board is required by certain sections of the Bank Holding Company Act to consider whether the benefits of the proposed activity (such as greater convenience, increased competition, or gains in efficiency) outweigh the potential adverse effects (such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices). Section 4(c)(8) also requires that proposals to engage in permissible activities are subject to public notice and an opportunity for a hearing only in the case of an acquisition of a savings association.

        Section 4(j) of the Bank Holding Company Act was amended by the Economic Growth and Regulatory Paperwork Reduction Act of 1996, enacted as a part of the Omnibus Consolidated Appropriations Act for Fiscal Year 1997 to permit a well-capitalized and well-managed bank holding company, that controls predominantly well-capitalized and well-managed depository institutions, as defined by amendments to The Bank Holding Company Act, to engage de novo in any permissible 4(c)(8) activity or acquire any company engaged in permissible 4(c)(8) activities (except for an insured depository institution, i.e., a savings association) under expedited procedures. To be eligible for the expedited procedures, the book value of the assets acquired may not exceed 10% of the holding company's consolidated risk weighted assets and the consideration paid may not exceed 15% of Tier One capital. The Federal Reserve Board may adjust these percentages. In addition, no administrative enforcement action may have been commenced or be pending nor may any cease and desist order pursuant to
Section 8 of the FDI Act have been issued or be pending against the holding company or any of its depository institutions subsidiaries.

        While all qualifying holding companies engaging in Section 4(c)(8) activities under the expedited procedures must provide notice to the Federal Reserve Board, the notice provisions differ. First, to engage de novo directly or through a subsidiary in activities that the Fed has already approved by regulation, the bank holding company must provide notice within ten days after commencing the activity. Second, to engage in activities that the Fed has permitted by order or to acquire the shares or assets of an existing company, the bank holding company must provide notice at least twelve business days prior to commencing the activity, during which time the Fed may require the full 60-day notice procedure.

        The Company is authorized to borrow money and pledge as security for such indebtedness the shares of its subsidiary bank for general corporate purposes, including acquisition of other permitted businesses, capital for its subsidiary bank and purchase of its own shares. The only source the holding company has to repay the debt is dividends from the subsidiary bank. Dividends may only be paid to the extent of fifty percent (50%) of the prior year earnings without the express consent of the Georgia Department of Banking and Finance, and further, regulatory agencies have the authority to restrict payment of dividends in the event the Bank's capital falls below minimum levels and under certain other conditions.

BANK REGULATION
---------------

        Both the Spalding County Bank and the Henry County Bank operate as banks organized under the laws of the State of Georgia subject to examination by the Georgia Department of Banking and Finance. The Georgia Department of Banking and Finance regulates all areas of the Banks' commercial banking operations, including reserves, loans, mergers, payment of dividends, interest rates, establishment of branches and other aspects of operation. The Banks are not members of the Federal Reserve system, but use the Federal Reserve as a clearing agent.

        The Banks are insured and also regulated by the Federal Deposit Insurance Corporation (the "FDIC"). The major functions of the FDIC with respect to insured banks include paying depositors to the extent provided by law in the event an insured bank is closed without adequately providing for payment of the claims of depositers, acting as a receiver of state banks placed in receivership when so appointed by state authorities, and preventing the continuance or development of unsound and unsafe banking practices. In addition, the FDIC is authorized to examine insured banks which are not members of the Federal Reserve to determine the condition of such banks for insurance purposes. The FDIC also approves conversions, mergers, consolidations and assumption of deposit liability transactions where the resulting, continued or assume bank is an insured nonmember state bank.

        Subsidiary banks or a bank holding company are subject to certain restrictions imposed by the Federal Bank Holding Company Act on any extension of credit to the bank holding company or any of its subsidiaries, on investment in the stock or other securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower. In addition, a bank holding company and it subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit or the provision of any property or services. The Federal Reserve also possesses cease-and-desist powers over bank holding companies and their nonbank subsidiaries if their actions represent an unsafe or unsound practice or violation of laws.

FIRREA
------

        The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) was introduced into Congress on February 22, 1989 and enacted on August 9, 1989. Under the 1989 Act, the Federal Savings and Loan Insurance Corporation was abolished. Two separate funds have been established, one for commercial banks (the Bank Insurance Fund) and the other for savings institutions (the Savings Associations Insurance Fund). Both funds are under the management of the FDIC which sets insurance premium rates for all insured institutions. Effective January 1, 1994, the FDIC adopted a new system of risk-based insurance assessment. Under the FDIC's rule, each depository institution is assigned to one of the three groups, well-capitalized, adequately capitalized or under-capitalized, based on its capital ratios and will be further assigned to one of three subgroups within its capital ratios and will be further assigned to one of three subgroups within its capital category based on an evaluation of the risk posed by the institution to its insurance fund. The capital standard being used to set insurance premium rates are the same as those adopted by the agencies with the prompt corrective action framework. The rule provides that well-capitalized institutions pay assessment rates ranging from 23 to 29 basis points, depending upon the subgroup to which they are assigned. Adequately capitalized institutions pay from 26 to 30 basis points, and undercapitalized institutions pay from 29 to 31 basis point. In February 1995, the FDIC proposed a new rule which would significantly reduce the assessment rate payable by well-capitalized institutions. Such institutions would pay assessment rates from 4 to 21 basis points. Adequately capitalized institutions would pay from 7 to 28 points, and undercapitalized institutions would pay from 14 to 31 basis points.

FDICIA
------

        FDICIA was signed into law on December 19, 1991. Regulations implementing the prompt corrective action provisions of FDICIA became effective on December 19, 1992. In addition to the prompt corrective action requirements, FDICIA includes significant changes to the legal and regulatory environment for insured depository institutions, including reductions in insurance coverage for certain kinds of deposits, increased supervision by the federal regulatory agencies, increased reporting requirements for insured institutions, and new regulations concerning internal controls, accounting, and operations.

        The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Institutions categorized as "undercapitalized" or worse are subject to certain restrictions, including the requirement to file a capital plan with its primary federal regulator, prohibitions on the payment of dividends and management fees, restrictions on executive compensation, and increased supervisory monitoring, among other things. Other restrictions may be imposed on the institutions either by its primary federal regulator or by the Federal Deposit Insurance Corporation ("FDIC"), including requirements to raise additional capital, sell assets, or sell the entire institution. Once an institution becomes "critically undercapitalized" if must generally be placed in receivership or conservatorship within 90 days. As of December 31, 1997 and 1996, notification from the FDIC categorized both the Spalding County Bank and the Henry County Bank as "well capitalized" under the regulatory framework for prompt corrective action.

RECENT REGULATORY DEVELOPMENTS
------------------------------

        On September 3, 1996, President Clinton signed the Omnibus Consolidated Appropriations Act for FY 1997. Subtitle G of Title Two of that Act is titled the "Deposit Insurance Funds Act of 1996" (Deposit Insurance Funds Act), which among other things provides for the recapitalization of the Savings Association Insurance Fund ("SAIF") as of October 1, 1996. To accomplish this recapitalization, the FDIC imposed a special assessment on each insured depository institution with deposits assessable under the SAIF so that SAIF would achieve its designated reserve ratio (DRR) on the first business day of the first month after the date of the enactment of the Deposit Insurance Funds Act. Because the legislation was enacted as of September 30, 1996, under the Deposit Insurance Funds Act, SAIF achieved its DRR and became fully capitalized on October 1, 1996. For purposes of the SAIF special assessment, the amount of SAIF-assessable deposits is determined as of March 31, 1995. However, the term "SAIF-assessable deposits" includes deposits assumed after March 31, 1995 if the deposits were assumed from an institution that is no longer insured when the special assessment to recapitalize SAIF is imposed under this section. Therefore, some institutions will be required to pay the special assessment to pay the special assessment on SAIF insured deposits that were assessed after March 31, 1995.

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

        The second statutory adjustment the FDIC must consider for purposes of computing this special assessment relates to "converted associations," a term defined by the Act. An institution meeting one of the Act's definitions of "converted association" may also reduce by 20% the amount of deposits that are SAIF insured as of March 31, 1995 (or after March 31, 1995 is subject to the special assessment because the institution from which the deposits were acquired is no longer insured at the time the special assessment is imposed). In addition to "converted associations," Sasser banks- a savings association that converted to a bank charter prior to SAIF reaching its DRR and as a result the resulting bank was required to remain an SAIF member - may qualify under this second adjustment under very limited criteria.

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

        For purposes of paying the interest on the FICO bonds, "BIF-assessable deposits" means deposits that are subject to assessments under BIF. The term "SAIF-assessable deposits" means deposits that are assessable under SAIF and includes any deposits that were assumed after March 31, 1995 if the insured institution from which the deposits were acquired is not insured when the SAIF special assessment is imposed.

        The Deposit Insurance Funds Act also provides that, as of the date of enactment and ending on the earlier of December 31, 1999 or the date that the last savings association ceases to exist, the federal banking agencies must take appropriate action to prohibit deposit shifting from SAIF to BIF, including enforcement actions, denial of applications, or imposing exit and interest fees as if the transaction qualified as a conversion. The legislation requires the Office of the Comptroller of the Currency, the FDIC, the Federal Reserve Board, and the Office of the Comptroller of the Currency, the FDIC, the Federal Reserve Board, and the Office of Thrift Supervision to take necessary actions to prevent insured depository institutions and depository institution holding companies from facilitating or encouraging the shifting of deposits from SAIF assessable to BIF-assessable for the purpose of evading the assessments imposed on SAIF-assessable deposits. The FDIC may issue regulations to prevent deposits shifting. It is a rule of construction, however, that this portion of the Deposit Insurance Funds Act does not prohibit an institution from engaging in conduct or activity that is part of the ordinary course of business and is not directed at depositors of an insured affiliated institution.

        The Deposit Insurance Funds Act also provides for the Merger of BIF and SAIF into the Deposit Insurance Fund (DIF) on January 1, 1999, if no insured depository institution is a "savings association" on that date. If an insured savings association still exists on January 1, 1999, the Deposit Insurance Funds Act does not make a provision for the merger of the funds to occur on a subsequent date. For purposes of the BIF/SAIF merger, the term "savings association" as defined as the same meaning as it does in Section 3(b) of the FDI Act (12 U.S.C. Section 1813(b)) and this includes federal and state savings associations.

        If immediately before the merger, the SAIF reserve ratio exceeds the DRR, the excess will be placed in DIF's special reserve. While the DIF special reserve will not be included for purposes of calculating the DIF DRR and the FDIC can not refund any amount in the special reserve, it can be drawn upon for emergency purposes if the reserve ratio of the DIF should drop below 50% of its DRR for a sustained period of time. This portion of the Deposit Insurance Funds Act also makes conforming changes to the FDI Act and other provisions of law effective on January 1, 1999 if the funds are so merged. If the funds are not merged, the Deposit Insurance Fund Act establishes an SAIF special reserve as of January 1, 1999 that will consist of the excess in the SAIF over the DRR as of that date. While the amount in the SAIF special reserve cannot be used to calculate any future DRR and cannot be used for refunds from the SAIF, it would be available for emergency purposes if the reserve ratio of the SAIF is less than 50% of its DRR for a sustained period of time.

        The Deposit Insurance Funds Act also required the FDIC on such basis as it deems appropriate to refund any amounts in excess of the DRR to BIF members and, after it is established, to DIF members. There are no similar provisions for refunds to SIF members. A member cannot however, receive any refund for any semi-annual assessment period that exceeds the assessment paid during that period. Institutions that are not "well-capitalized" or that have other weaknesses are not eligible for refunds. The refund provision becomes effective as of the end of any semi-annual assessment period beginning after the date of enactment of the Deposit Insurance Funds Act.

CAPITAL REQUIREMENTS
--------------------

        The Department of Banking and Finance of the State of Georgia requires that de novo banks in Georgia maintain minimum ratio of primary capital, as defined, to total assets of not less than eight percent (8%) during the first three years of operations, and thereafter at six percent (6%). Additionally, banks and their holding companies are subject to certain risk-based capital requirements based on their respective asset composition. Management believes as of December 31, 1997, the Company and both the Banks meet all capital adequacy requirements to which they are subject.

MONETARY POLICY
---------------

        The earnings of the Banks are affected by domestic and foreign economic conditions, particularly by the monetary and fiscal policies of the United States Government and its agencies.

        The Federal Reserve has had, and will continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to mitigate recessionary and inflationary pressures by regulating the national money supply.

        The techniques used by the Federal Reserve include setting the reserve requirements of member banks and establishing the discount rate on member banks' borrowings. The Federal Reserve also conducts open market transactions in United States Government securities.

        Periodically, bills are pending before the United States Congress which contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. Among such bills are proposals to prohibit banks and bank holding companies from conducting certain types of activities, to subject banks to increased disclosure and reporting requirements, to eliminate on a regional or other basis the present restriction on interstate expansion by banks or bank holding companies, to alter the statutory separation of commercial and investment banking and to alter the powers of thrift institutions and other competitors of banks. It cannot be predicted whether or in what form any of these proposals will be adopted or the extent to which the business of the Company may be affected thereby.

ITEM 2. DESCRIPTION OF PROPERTY

        The Company's corporate office is located at 201 West Taylor street, Griffin, Georgia. The Company does not pay the Spalding County Bank an annual lease payment on the office.

        The Spalding County Bank has one banking facility located at 201 West Taylor Street, Griffin, Georgia. The building consists of approximately 8,700 square feet of space. The building was occupied on opening day, December 5, 1986. The building is equipped with three alarm-equipped vaults, one for safe deposit boxes, one for cash storage and one for night depository services. The building has four drive-in systems, one commercial drawer and three pneumatic pipe systems, and is equipped with a

24 hour ATM. Currently, the ATM is utilized by customers of the Spalding County Bank and is not a part of the AVAIL network or any other network. The building also has one fire proof vault used for record retention. The record average vault is not equipped with an alarm system.

        The Spalding County Bank building is owned by the Spalding County Bank and is carried as an asset on the Spalding County bank's balance sheet. The real estate on which the building is located is under along-term lease and has provisions for adjustments and annual lease payments for every five years based on the Consumer Price Index. Rental expense incurred under this lease was $37,409 per year for each of the years ended December 31, 1997 and 1996, respectively. See also the discussion is note 5 to Consolidated Financial Statements, in Item 7 below.

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

        The Henry County Bank building is owned by the Henry County Bank and is carried as an asset on the Henry County Bank's balance sheet. The real estate on which the building is located is also owned by the Henry County Bank. The building consists of approximately 12,400 square feet and has three stories. Approximately 80% of the building is being utilized by the Henry County Bank with the remaining 20% being leased for office space. The Henry County Bank plans to develop an adjoining lot into a parking lot for staff and customers.

        The Henry County Bank building is presently fully (100%) occupied. One tenant occupies 10% or more of the building; McDonough Dental, a professional dental office, leases 1,667 square feet at $9.00 per square foot (a monthly rental of $1,250.00) through December 31, 1997. All other tenants are under lease on a month-to-month basis.

ITEMS 3. LEGAL PROCEEDINGS

        Neither the Company nor either of its subsidiary banks is a party to, nor is any of their property the subject of, any material pending legal proceedings except for ordinary routine litigation incidental to the business of the Company and its subsidiaries. No legal proceedings are known to be contemplated by governmental authorities. There are no material pending legal proceedings to which any director, officer, affiliate or more than 5% shareholder is a party adverse to or has a material interest adverse to the Company or either of its subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company did not submit any matter during the fourth quarter of the fiscal year ended December 31, 1997, to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        There is no established trading market for shares of the common or preferred stock of the Company. However, the Company did enter a definitive merger agreement with Premier Bancshares, Inc. ("Premier") on December 3, 1997, pursuant to which Premier agreed to issue 2.6 shares of its common stock in exchange for each share of common stock of the Company, subsequently adjusted to 3.9-to-one on account of a share dividend declared by Premier. Based on trades of Premier's stock at the time the merger agreement was announced, the market value per share of common stock of the Company was approximately $57 as of December 31, 1997, and the merger transaction was itself valued at approximately $32 million. In addition to the foregoing market valuation analysis, the company has maintained partial records of share prices based on actual transactions when such information has been disclosed by persons either purchasing or selling Company's common stock.

        The following table reflects the trades of shares of the Company for the quarters depicted based on such limited available information. During 1997, the Company was not aware of a sufficient number of trades to provide high and low trade information for each quarter, although the Company is aware of at least one trade during the first quarter of 1997 for $15 per share, and at least one trade during the fourth quarter of 1997 for $17 per share. The Company was made aware, however, of a sufficient number of trades during 1996 to provide the following table of high and low trade prices for each quarter of 1996.

         YEAR/QUARTER               HIGH(S)                LOW(S)
            1996

             1                      14.75                  14.75
             2                      19.00                  14.75
             3                      25.00                  14.75
             4                      20.00                  14.75

        As of December 31, 1997, the Company had approximately 435 shareholders of record of the Company's common stock.

        Under the Georgia Business Corporation Code, the Company may from time to time make distributions, including the payment of dividends, to its shareholders in money, indebtedness or other property (except its own shares) unless, after giving effect to such distribution, the Company would not be able to pay its debts as they become due in the usual course of business or the Company's total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the Company were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution. The Company may also distribute its shares pro rata and without consideration to its shareholders or to the shareholders of one or more classes or series, which constitutes a share dividend. The Company paid a dividend on its common stock of $.25 per share for 1995; $.25 per share for 1996; and $.25 per share for 1997.

        The Company, as the sole holder of common stock of the Spalding County Bank and the Henry County Bank, is entitled to such dividends as may be declared from time to time by the Board of Directors out of funds available legally therefor. Dividends paid may not exceed 50% of net profits after taxes for the previous fiscal year without prior approval of the Department. Neither the Spalding County Bank nor the Henry County Bank pay cumulative dividends on its common stock. The Spalding County Bank and the Henry County Bank together paid dividends on their common stock in 1995 of $1,550,000; in 1996 of $780,000; and in 1997 of $625,000.

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

        The Company filed a registration statement effective pursuant to the Securities Act of 1933, as amended, on August 13, 1994. At the beginning of the fiscal year ended December 31, 1997, the Company had at least 300 shareholder of record. Accordingly, the Company is required to file certain supplementary and periodic information, documents and reports as required by Section 13 of the Securities Exchange Act of 1934, as amended, pursuant to section 15(d) thereof and of Rule 15d-1 of the regulations thereunder.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

[Management's Discussion and Analysis begins on next page.]

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is a discussion of the financial condition of The Bank Holding Company (BHC) and its two bank subsidiaries, The Bank of Spalding County (Spalding) and The First Community Bank of Henry County (Henry) at December 31, 1997 and 1996 and the results of operations for the years ended December 31, 1997 and 1996. The purpose of this discussion is to focus on information about BHC's financial condition and results of operations which are not otherwise apparent from the audited consolidated financial statements. Reference should be made to these statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

OVERVIEW

BHC's 1997 results were characterized by strong growth and decreased earnings due primarily to increased loan loss provisions in the last quarter. Refer to the discussion of the "Provision for Loan Losses". BHC's total assets increased by 12.70% to $133.6 million and net income decreased 15.46% to $1.2 million as of and for the year ended December 31, 1997.

On December 3, 1997, the Company entered into an Agreement and Plan or Reorganization with Premier Bancshares, Inc. ("Premier") of Atlanta, Georgia. Under this agreement, the Company will merge with and into Premier. Upon consummation of the merger, each share of Company stock will be converted into and exchanged for the right to receive 3.90 shares of Premier common stock, subject to possible adjustment as defined in the agreement. Consummation is subject to certain conditions, including regulatory and stockholder approval.


           [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

FINANCIAL CONDITION AT DECEMBER 31, 1997 AND 1996

Following is a summary of BHC's balance sheets for the periods indicated:

                                         December 31,
                                      1997       1996        Increase (Decrease)
                                  (Dollars in Thousands)     Amount    Percent
Cash and due from banks          $  4,269     $  3,499     $    770      22.01%
Federal funds sold                  5,350        3,220        2,130      66.15
Securities                         23,214       21,395        1,819       8.50
Loans                              92,609       82,368       10,241      12.43
Premises and equipment              3,612        3,921         (309)     (7.88)
Goodwill                            2,185        2,369         (184)     (7.77)
Other assets                        2,382        1,796          586      32.63
                                 --------     --------     --------
                                 $133,621     $118,568      $15,053      12.70%
                                 ========     ========     ========

Total deposits                   $116,970     $104,442      $12,528      12.00%
Federal Funds purchased             1,245           --        1,245       N/A
Other borrowings                       62           77          (15)    (19.48)
Other liabilities                   1,898        1,589          309      19.45
Preferred stock                     2,446        2,446           --         --
Common stockholders' equity        11,000       10,014          986       9.65
                                 --------     --------      --------
                                 $133,621     $118,568      $15,053      12.70%
                                 ========     ========      ========


FINANCIAL CONDITION AT DECEMBER 31, 1997 AND 1996

As indicated in the above table, BHC's total assets increased by 12.7%, primarily as a result of management's marketing efforts and the significant growth in Henry County. Adequate capital and liquidity levels at both the holding company and bank level have been maintained. Total interest-earning assets were $121,173 at December 31, 1997 or 90.68% of total assets as compared to 90.23% at December 31, 1996. BHC's primary interest-earning assets at December 31, 1997 were loans which made up 76.43% of total interest-earning assets as compared to 76.99% at December 31, 1996. BHC's loan to deposit ratio at December 31, 1997 was 79.17% as compared to 78.86% at December 31, 1996. The 1997 and 1996 ratios are within BHC's target ratio of 75% to 85%. Total deposits grew at a rate of 12.00%. This deposit growth was used primarily to fund new loan growth. In 1997, the Banks paid dividends totaling $625,000 to BHC. This allowed BHC to reduce total debt by $15,000, to meet the dividend requirements of BHC's preferred stock and to pay a dividend to BhC's common stockholders.

The Banks' investment portfolios increase by $1,819,000 as a result of deposit growth not used to fund loan growth. Unrealized losses on securities decreased by $163,000 to $132,000 at December 31, 1997. Management has not specifically identified any securities for sale in future periods which, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale.

BHC has a significant portion (79%) of its loan portfolio collateralized by real estate located in BHC's primary market area of Spalding, Henry, and surrounding counties. BHC's real estate mortgage and construction portfolio consists of loans collateralized by one to four-family residential properties (26%), construction loans to build one to four-family residential properties (25%), nonresidential properties consisting primarily of small business commercial properties (47%), and multi-family residential and other properties (2%). BHC requires that loans collateralized by real estate not exceed the collateral value by the following percentages for each type of real estate loan as follows:

  One to four-family residential properties                              89%
  Construction loans on one to four-family residential properties        85%
  Nonresidential property                                                85%
  Multi-family residential properties and other                    75 to 80%

The Bank's remaining 21% of its loan portfolio consists of commerical, consumer, and other loans. BHC requires collateral commensurate with the repayment ability and creditworthiness of the borrower.

The specific economic and credit risks associated with BHC's loan portfolio, especially the real estate portfolio, include, but are not limited to, a general downturn in the economy which could affect unemployment rates in BHC's market area, general real estate market deterioration, interest rate fluctuations, deterioration of borrowers, fraud, and any violation of banking protection laws. Construction lending can also present other specific risks to the lender such as whether developers can find builders to buy lot for home construction, whether the builders can obtain financing for the construction, whether the builders can sell the home to a buyer, and whether the buyer can obtain permanent financing. Currently, real estate values and employment trends in BHC's market area are stable with no indications of a significant downturn in the general economy.

BHC attempts to reduce these economic and credit risks not only by adherence to loan to value guidelines, but also by investigating the creditworthiness of the borrower and monitoring the borrower's financial position. Also, BHC establishes and periodically reviews its lending policies and procedures as well as having independent loan review. State banking regulations limit exposure by prohibiting secured loan relationships that exceed 25% of the Bank's statutory capital and unsecured loan relationships that exceed 15% of the Bank's statutory capital.

LIQUIDITY AND CAPITAL RESOURCES

The purpose of liquidity management is to ensure that there are sufficient cash flows to satisfy demands for credit, deposit, withdrawals, and other needs of the Company. Traditional sources of liquidity include asset maturities and growth in core deposits. A company may achieve its desired liquidity objectives from the management of assets and liabilities and through funds provided by operations. Funds invested in short-term marketable instruments and the continuous maturing of other earning assets are sources of liquidity from the asset perspective. The liability base provides sources of liquidity through deposit growth, the maturity structure of liabilities, and accessibility to market sources of funds.

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

At December 31, 1997, BHC had loan commitments and letters of credit outstanding of $23,589,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If needed, the Banks have the ability on a short-term basis to borrow and purchase Federal funds from other financial institutions. At December 31, 1997, the Banks have arrangements with four commercial banks for additional short-term advances of approximately $3,000,000.

At December 31, 1997, BHC's and the Banks' capital ratios were considered adequate based on regulatory minimum capital requirements. BHC's common stockholders' equity increased due to the retention of earnings, net of dividends paid, of $884,000. BHC's common stockholders' equity also increased due to the increase in the fair value of securities available for sale, net of taxes, in the amount of $101,000. For regulatory purposes, the net unrealized losses on securities available for sale, net of taxes, and the $2,185,000 of goodwill acquired in the acquisition of Henry, are excluded in the computation of the capital ratios.

The primary source of funds available to BHC is the payment of dividends by its subsidiary Banks. Banking regulations limit the amount of the dividends that may be paid without prior approval of the Banks' regulatory agency. Approximately $639,000 is available to be paid as dividends by the Banks at December 31, 1997. During 1997, the Banks paid a total of $625,000 in dividends to BHC which allowed BHC to repay $15,000 on the debt that was incurred in the acquisition of Henry and to pay normal dividends.

The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for BHC and the Banks as of December 31, 1997 are as follows:

                                                 Actual
                               ----------------------------------------
                                                               First
                                                             Community
                                The Bank      The Bank        Bank of
                                 Holding     of Spalding       Henry       Regulatory
                                 Company       County          County      Requirement
                                --------     ----------      ----------    -----------
Leverage capital ratio             6.84%          8.80%          8.43%        5.00%
Risk-based capital ratios:
  Core capital                     9.13          12.76          10.53         6.00
  Total capital                   10.38          14.01          11.51        10.00

At December 31, 1997, BHC had no material commitments for capital expenditures.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

Following is a summary of BHC's operations for the periods indicated.


                             Year Ended December 31,
                               1997          1996        Increase (Decrease)
                             (Dollars in Thousands)     Amount       Percent
Interest income              $ 11,269      $ 9,979     $ 1,290        12.93%

Interest expense                5,123        4,489         634        14.12

Net interest income             6,146        5,490         656        11.95

Provision for loan losses         915          145         770       531.03

Other income                    1,185        1,298        (113)       (8.71)

Other expenses                  4,407        4,222         185         4.38

Pretax income                   2,009        2,421        (412)      (17.02)

Income taxes                      790          979        (189)      (19.31)

Net income                      1,219        1,442        (223)      (15.46)

Net interest income
-------------------

BHC's results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate non-interest income, and to control operating expenses. Since interest rates are determined by market forces and economic conditions beyond the control of BHC, BHC's ability to generate net interest income is dependent upon its ability to obtain an adequate net interest spread between the rate paid on interest-bearing liabilities and the rate earned on interest-earning assets.

The net yield on average interest-earning assets increased in 1997 to 5.39% from 5.38% in 1996. Average loans increased by $9.0 million which accounted for the majority of a $12.0 million increase in total average interest-earning assets. Average interest-bearing liabilities increased by $11.0 million with average interest-bearing time deposits accounting for the vast majority of this increase. The rate earned on average interest-earning assets increased to 9.88% in 1997 from 9.78% in 1996. The rate paid on average interest-bearing liabilities was 5.40% in 1997 and 5.35% in 1996.

Provision for Loan Losses
-------------------------

The provision for loan losses increased to $915,000 in 1997 from $145,000 in 1996. This increase was due to increased net loan charge-offs of $373,000 in 1997 as compared to $131,000 in 1996, the net increase in the loan portfolio, and increased classified loans. Loans are classified based upon regulatory classifications of loss, doubtful, substandard, and special mention. The majority of the loans that caused the increase in classified loans were identified in the fourth quarter of 1997. Classified loans increased to $6,995,000 at December 31, 1997 as compared to $2,651,000 at December 31, 1996.
Of the total classified loans at December 31, 1997, 53% are classified as substandard and 45% as special mention. Impaired loans, consisting solely of nonaccrual loans, were $559,000 at December 31, 1997, and other nonperforming assets, consisting of other real estate owned (OREO) was $325,000, which is carried at the lower of cost or fair value. Selected ratios concerning nonperforming loans and assets are as follows:

                                                                December 31,
                                                               1997      1996
      Net charge-offs to average loans                         0.43%     0.17%
      Reserve for loan losses to total loans                   1.51%     1.06%
      Reserve for loan losses to total loans and OREO          1.51%     1.05%
      Nonperforming assets to total loans and OREO             0.94%     0.45%
      Reserve for loan losses to nonperforming loans           2.55:1    5.84:1
      Reserve for loan losses to nonperforming assets          1.61:1    2.35:1

Based upon management's evaluation of the loan portfolio, management believes the reserve for loan losses to be adequate to absorb possible losses on existing loans that may become uncollectible. This evaluation considers past loan loss experience, past due and classified loans, underlying collateral values and current economic conditions which may affect the borrower's ability to repay.

Other Income
------------

Other operating income consists of service charges on deposit accounts, gains on sale of mortgage loans, and other miscellaneous revenues and fees. Other operating income decreased to $1,185,000 in 1997 from $1,298,000 in 1996. This decrease is due primarily to the decreased gains on sale of mortgage loans of $73,000 and decreased other miscellaneous revenues and fees of $42,000.

Non-interest Expense
--------------------

The relatively small increase in non-interest expenses is due primarily to controlled costs associated with continued operational efficiencies achieved in 1997 and 1996. Salaries and employee benefits and other operating expenses are the primary components of non-interest expense. Salaries and employee benefits decreased to $1,985,000 in 1997 from $2,084,000 in 1996. Other operating expenses increased to $1,558,000 in 1997 from $1,355,000 in 1996.

Income Tax
----------

Income taxes, as a percentage of pre-tax income, decreased in 1997 to 39.32% from 40.44% in 1996. The income tax rates are higher than the statutory Federal income tax rate of 34% due primarily to state income taxes income taxes and the non-deductibility of goodwill amortization.

Asset/Liability Management
--------------------------

It is BHC's objective to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing, and capital policies. Certain officers are charged with the responsibility for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix. It is the overall philosophy of management to support asset growth primarily through growth of core deposits of all categories made by local individuals, partnerships, and corporations.

BHC's asset/liability mix is monitored on a regular basis with a report reflecting the interest rate-sensitive assets and interest rate-sensitive liabilities being prepared and presented to the Board of Directors of the Banks on a monthly basis. The objective of this policy is to monitor interest rate-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on earnings. An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income. If BHC's assets and liabilities were equally flexible and moved concurrently; the impact of any increase or decrease in interest rates on net interest income would be minimal.

A simple interest rate "gap" analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, BHC also evaluates how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as "interest rate caps and floors") which limit changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates.

Changes in interest rates also affect BHC's liquidity position. BHC currently prices deposits in response to market rates and it is management's intention to continue this policy. If deposits are not priced in response to market rates, a loss of deposits could occur which would negatively affect BHC's liquidity position.

At December 31, 1997, BHC's cumulative one year interest rate-sensitivity gap ratio was 95%. BHC's targeted ratio is 80% to 120% in this time horizon. This indicates that BHC's interest-earning assets will reprice during this period at a rate slightly slower than BHC's interest-bearing liabilities. BHC is within its targeted parameters and net interest income should not be significantly affected by changes in interest rates. It is also noted that over 83% of BHC's certificates of deposit greater than $100,000 mature within the one year time horizon. The majority of these deposits are from established customers. It is management's belief that as long as BHC pays the prevailing market rate on these type deposits, BHC's liquidity, while not assured, will not be negatively affected.

The following table sets forth the distribution of the repricing of BHC's interest-earning assets and interest-bearing liabilities as of December 31, 1997, the interest rate-sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of BHC's customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact, reprice at different times within such period and at different rates.

                                                     After        After
                                                      Three        One
                                                     Months      Year but
                                       Within          but        Within      After
                                        Three        Within       Five        Five
                                        Months      One Year      Years       Years        Total
Interest-earning assets:
  Federal funds sold                   $ 5,350      $    --      $    --     $    --     $  5,350
  Securities                             3,467        5,297        7,967       6,483       23,214
  Loans                                 43,430       19,512       30,429         662       94,033
                                       -------      -------      -------     -------     --------

                                        52,247       24,809       38,396       7,145      122,597
                                       -------      -------      -------     -------     --------

Interest-bearing liabilities:
  Interest-bearing demand
     deposits                           16,237           --           --          --       16,237
  Savings                                4,826           --           --          --        4,826
  Certificates, less than
     $100,000                            9,668       32,860       18,314          --       60,842
  Certificates $100,000
     and over                            5,331       11,232        3,389          --       19,952
  Federal funds purchased                1,245           --           --          --        1,245
  Debentures payable                        --           15           47          --           62
                                       -------      -------      -------     -------     --------

                                        37,307       44,107       21,750          --      103,164
                                       -------      -------      -------     -------     --------

Interest rate sensitivity
  gap                                  $14,940     $(19,298)     $16,656     $ 7,145     $ 19,433
                                       =======     ========      =======     =======     ========
Cumulative interest rate
  sensitivity gap                      $14,940     $ (4,358)     $12,288     $19,433
                                       =======     ========      =======     =======
Interest rate sensitivity
  gap ratio                               1.40         0.56         1.77          --
                                       =======     ========      =======     =======
Cumulative interest rate
  sensitivity gap ratio                   1.40         0.95         1.12        1.19
                                       =======     ========      =======     =======

Capability of BHC's Data Processing Software to Accommodate the Year 2000
-------------------------------------------------------------------------

Like many financial institutions, BHC and its subsidiaries rely upon computers for the daily conduct of their business and for data processing generally. There is concern among industry experts that commencing on January 1, 2000, computers will be unable to "read" the new year and that there may be widespread computer malfunctions. Management of BHC has assessed the electronic systems, programs, applications and other electronic components used in the operations of BHC and believes that BHC's hardware and software has been programmed to be able to accurately recognize the year 2000, and that significant additional costs will not be incurred in connection with the year 2000 issue, although there can be no assurance in this regard.

              SELECTED FINANCIAL INFORMATION AND STATISTICAL DATA

The tables and schedules on the following pages set forth certain significant financial information and statistical data with respect to: the distribution of assets, liabilities and common stockholders' equity of BHC, the interest rates and interest differentials experienced by BHC; the investment portfolio of BHC the loan portfolio of BHC, including types of loans, maturities, and sensitivities of loans to changes in interest rates and information on nonperforming loans; summary of the loan loss experience and reserves for loan losses of BHC; types of deposits of BHC and the return on equity and assets for BHC.

                   DISTRIBUTION OF ASSETS, LIABILITIES, AND
                         COMMON STOCKHOLDERS' EQUITY:
                   INTEREST RATES AND INTEREST DIFFERENTIALS

AVERAGE BALANCES

The condensed average balance sheets for the periods indicated are presented below. (1)

                                                     Year Ended December 31,
                                                         1997        1996
                                                      (Dollars in Thousands)
                      ASSETS
Cash and due from banks                               $  3,030      $  3,086
Taxable securities                                      21,975        19,929
Nontaxable securities                                      611           326
Securities valuation account                              (291)         (371)
Federal funds sold                                       4,310         3,610
Loans (2)                                               87,173        78,145
Reserve for loan losses                                   (874)         (868)
Other assets                                             9,338         7,808
                                                      --------      --------
                                                      $125,272      $111,665
                                                      ========      ========

Total interest-earning assets                         $114,069      $102,010
                                                      ========      ========

     LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

Deposits:
   Noninterest-bearing demand                         $ 15,166      $ 14,084
   Interest-bearing demand                              16,529        16,193
   Savings                                               5,016         5,126
   Time                                                 72,772        61,982
                                                      --------      --------
          Total deposits                               109,483        97,385
   Federal funds purchased                                 500           202
   Note payable                                             --           250
   Debentures payable                                       77            92
   Other liabilities                                     2,123         1,827
                                                      --------      --------
          Total liabilities                            112,183        99,758
                                                      --------      --------
   Preferred stock                                       2,446         2,446
                                                      --------      --------
   Common stockholders' equity                          10,643         9,463
                                                      --------      --------
                                                      $125,272      $111,665
                                                      ========      ========

   Total interest-bearing liabilities                 $ 94,894      $ 83,845
                                                      ========      ========

(1) Average balances were determined using the daily average balances during the year for each category.

(2) Average loans include nonaccrual loans and are stated net of unearned income.

INTEREST INCOME AND INTEREST EXPENSE

The following table sets forth the amount of BHC's interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest and net yield on average interest-earning assets.

                                                - - - - -Year Ended December 31,- - - - -
                                                         1997                  1996
                                                            Average               Average
                                                Interest      Rate     Interest     Rate
                                                         (Dollars in Thousands)
INTEREST INCOME:
  Interest and fees on loans (1)                 $ 9,693     11.12%     $8,622     11.03%
  Interest on taxable securities                   1,304      5.93       1,139      5.71
  Interest on nontaxable securities (2)               34      5.48          22      6.86
  Interest on Federal funds sold                     238      5.53         196      5.42
                                                 -------                ------
  Total interest income                           11,269      9.88       9,979      9.78
                                                 -------                ------

INTEREST EXPENSE:
  Interest on interest-bearing
     demand deposits                                 538      3.25         542      3.35
  Interest on savings deposits                       155      3.08         162      3.15
  Interest on time deposits                        4,404      6.05       3,741      6.04
  Interest on Federal funds purchased                 20      4.11          13      6.54
  Interest on note payable                            --        --          24      9.76
  Interest on debentures                               6      8.00           7      8.27
                                                 -------                ------
  Total interest expense                           5,123      5.40       4,489      5.35
                                                 -------                ------
NET INTEREST INCOME                              $ 6,146                $5,490
                                                 =======                ======

  Net interest spread                                         4.48%                 4.43%
                                                              ====                  ====
  Net yield on average interest-earning assets                5.39%                 5.38%
                                                              ====                  ====

(1) Interest and fees on loans includes $922,000 and $897,000 of loan fee income for the years ended December 31, 1997 and 1996, respectively. There was $4,000 of interest income recognized on nonaccrual loans during 1997 and none in 1996.

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

                                                      Year Ended December 31,
                                                           1997 vs. 1996
                                                          Changes Due to:
                                                                       Increase
                                                    Rate     Volume   (Decrease)
                                                      (Dollars in Thousands)
Increase (decrease) in:
   Income from interest-earning assets:
   Interest and fees on loans                       $ 70     $1,001     $1,071
   Interest on taxable securities                     45        120        165
   Interest on nontaxable securities                  (5)        17         12
   Interest on Federal funds sold                      4         38         42
                                                    ----     ------     ------
        Total interest income                        114      1,176      1,290
                                                    ----     ------     ------

   Expense from interest-bearing liabilities:
   Interest on interest-bearing
        demand deposits                              (15)        11         (4)
   Interest on savings deposits                       (4)        (3)        (7)
   Interest on time deposits                          10        653        663
   Interest on Federal funds purchased                (6)        13          7
   Interest on note payable                           --        (24)       (24)
   Interest on debentures                             --         (1)        (1)
                                                    ----     ------     ------
        Total interest expense                       (15)       649        634
                                                    ----     ------     ------
        Net interest income                         $129     $  527     $  656
                                                    ====     ======     ======

                             INVESTMENT PORTFOLIO

TYPES OF INVESTMENTS

The carrying amounts of securities at the dates indicated, which are all classified as available for sale, are summarized as follows:

                                                                               December 31,
                                                                             1997         1996
                                                                          (Dollars in Thousands)
U.S. Treasury and other U.S. Government agencies and corporations          $18,917      $16,551
Municipal securities                                                           807          643
Mortgage-backed securities                                                   2,842        3,576
Equity securities                                                              648          625
                                                                           -------      -------
                                                                           $23,214      $21,395
                                                                           =======      =======

MATURITIES

The amounts of securities in each category as of December 31, 1997 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years, (3) after five years through ten years and (4) after ten years. Equity securities are not included in the table because they have no contractual maturity.

                                                      After one year      After five years
                                 One year or less   through five years   through ten years   After ten years          Total
                                 Amount  Yield(1)    Amount  Yield(1)    Amount   Yield(1)   Amount  Yield(1)    Amount   Yield(1)
U.S. Treasury and
   other U.S. Government
   agencies and corporations     $4,215    4.79%     $8,550    5.74%     $6,152    6.62%     $   --      --%     $18,917    5.81%

Municipal securities (2)             72    6.78         418    5.34          22    7.75         295    4.83          807    5.35

Mortgage-backed securities           --      --          --      --          --      --       2,842    5.04        2,842    5.04
                                 ------              ------              ------              ------              -------
                                 $4,287    4.82      $8,968    5.72      $6,174    6.62      $3,137    5.02      $22,566    5.70
                                 ======              ======              ======              ======              =======

(1) Yields are computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. The weighted average yield for each maturity range was computed using the carrying value of each security in that range.

(2) Yields on municipal securities have not been computed on a tax equivalent basis.

                                LOAN PORTFOLIO

TYPES OF LOANS

The amount of loans outstanding at the indicated dates are shown in the following table according to the type of loan.

                                                 December 31,
                                              1997          1996
                                            (Dollars in Thousands)
Commercial and financial                    $ 9,050       $ 5,269
Real estate-construction                     18,928        19,441
Real estate-mortgage                         55,732        49,834
Consumer installment loans and other         10,323         8,706
                                            -------       -------
                                             94,033        83,250
Less allowance for loan losses               (1,424)         (882)
                                            -------       -------
     Net loans                              $92,609       $82,368
                                            =======       =======

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

Total loans as of December 31, 1997 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years, and (3) after five years. The disclosure of loans by the required categories, commercial and financial and real estate - construction, is not available and would involve undue burden and expense to the Company. In making this determination, the Company has considered the estimated cost to compile the required information and its current electronic data processing capability.

                                            (Dollars in Thousands)
Maturity:
   One year or less                                $55,524
   After one year through five years                37,550
   After five years                                    959
                                                   -------
                                                   $94,033
                                                   =======

The following table summarizes loans at December 31, 1997 with the due dates after one year which have predetermined and floating or adjustable interest rates.

                                            (Dollars in Thousands)
   Predetermined interest rates                    $36,568
   Floating or adjustable interest rates             1,941
                                                   -------
                                                   $38,509
                                                   =======

RISK ELEMENTS

Information with respect to nonaccrual, past due, and restructured loans at December 31, 1997 and 1996 is as follow:

                                                               December 31,
                                                              1997      1996
                                                          (Dollars in Thousands)


Nonaccrual loans                                          $   559      $    51
Loans contractually past due ninety days of more
  as to interest or principal payments and still accruing      76          126
Restructured loans                                             --           --
Loans, now current about which there are serious
  doubts as to the ability of the borrower to comply
  with loan repayment terms                                    --           --
Interest income that would have been recorded on
  nonaccrual and restructured loans under original terms       15            4
Interest income that was recorded on nonaccrual and
  restructured loans                                            4           --


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

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources. These classified loans do not represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

                        SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes average loan balances for each year determined using the daily average balances during the year; changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off; additions to the allowance which have been charged to operating expense; and the ratio of net charge-offs during the period to average loans.

                                                        Years Ended December 31,
                                                               1997     1996
                                                          (Dollars in Thousands)

Average amount of loans outstanding                      $ 87,173      $ 78,145
                                                           ======        ======

Balance of allowance for loan losses
   at beginning of period                                $    882      $    868
                                                           ------        ------

Loans charged off
   Commercial and financial                                    88            --
   Real estate mortgage                                       112           104
   Installment                                                206            73
                                                           ------        ------
                                                              406           177
                                                           ------        ------

Loans recovered
   Commercial and financial                                    --            --
   Real estate mortgage                                        --            29
   Installment                                                 33            17
                                                           ------        ------
                                                               33            46
                                                           ------        ------
Net charge-offs                                               373           131
                                                           ------        ------

Additions to allowance charged to operating
  expense during period                                       915           145
                                                           ------        ------

Balance of allowance for loan losses
   at end of period                                      $  1,424      $    882
                                                           ======        ======

Ratio of net loans charged off during the
period to average loans outstanding                          0.43%         0.17%
                                                           ======        ======

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a periodic review of loan loss experience, current economic conditions which may affect the borrower's ability to pay and the underlying collateral value of the loans.

As of December 31, 1997 and 1996, management had made no allocations of its allowance for loan losses to specific categories of loans. Based on management's best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:

                                      December 31, 1997       December 31, 1996
                                     Percent of loans in     Percent of loans in
                                        each category           each category
                              Amount    to total loans  Amount  to total loans
                                          (Dollars in Thousands)

Commercial and financial      $  142         10%        $   89       6%
Real estate - construction       214         20            132      23
Real estate - mortgage           641         59            397      60
Consumer installment
   loans and other               427         11            264      11
                               -----        ---            ---     ---
                              $1,424        100%           882     100%
                               =====        ===            ===     ===

                                   DEPOSITS

Average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits, and time deposits, for the years indicated are presented below. (1)

                                                    Year Ended December 31,
                                                 1997                    1996

                                               Amount  Percent   Amount  Percent
                                                     (Dollars in Thousands)

    Noninterest-bearing demand deposits      $ 15,166    --%   $ 14,084    --%
    Interest-bearing demand deposits           16,529  3.25      16,193  3.35
    Savings deposits                            5,016  3.08       5,126  3.15
    Time deposits                              72,772  6.05      61,982  6.04
                                             --------          --------
           Total deposits                    $109,483          $ 97,385
                                             ========          ========

(1) Average balances were determined using the daily average balances during the year for each category.

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 1997 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through twelve months, and (4) over twelve months.

                                                          (Dollars in Thousands)

    Three months or less                                             $  5,331
    Over three months through six months                                5,114
    Over six through twelve months                                      6,118
    Over twelve months                                                  3,389
                                                                       ------
           Total                                                     $ 19,952
                                                                       ======

               RETURN ON ASSETS AND COMMON STOCKHOLDERS' EQUITY

The following rate of return information for the years indicated is presented below.

                                                         Year Ended December 31,
                                                            1997         1996

    Return on asets (1)                                      0.97%        1.29%
    Return on equity (2)                                    11.45        15.24
    Dividend payout ratio (3)                               13.59        11.16
    Equity to assets ratio (4)                               8.50         8.47

(1)     Net income divided by average total assets.
(2)     Net income divided by average equity.
(3) Dividends declared per share of common stock divided by net income per share.
(4)     Average common equity divided by average total assets.

                         SEVEN. FINANCIAL STATEMENTS.

                  [Financial Statements begin on next page.]

                           THE BANK HOLDING COMPANY
                               AND SUBSIDIARIES

                         CONSOLIDATED FINANCIAL REPORT

                               DECEMBER 31, 1997

                            THE BANK HOLDING COMPANY
                                AND SUBSIDIARIES

                          CONSOLIDATED FINANCIAL REPORT
                                DECEMBER 31, 1997

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


                                                                         Page

INDEPENDENT AUDITOR'S REPORT.................................................1

FINANCIAL STATEMENTS

     Consolidated balance sheets.............................................2
     Consolidated statements of income.......................................3
     Consolidated statements of common stockholders' equity..................4
     Consolidated statements of cash flows.............................5 and 6
     Notes to consolidated financial statements...........................7-31

                          INDEPENDENT AUDITOR'S REPORT

--------------------------------------------------------------------------------

To the Board of Directors
The Bank Holding Company and Subsidiaries
Griffin, Georgia


     We have audited the accompanying consolidated balance sheets of The Bank Holding Company and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, common stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Bank Holding Company and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                                     /s/ MAULDIN & JENKINS, LLC

Atlanta, Georgia
January 29, 1998

                          THE BANK HOLDING COMPANY
                              AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                         DECEMBER 31, 1997 AND 1996

--------------------------------------------------------------------------------

                                                                         1997           1996
                                                                   -------------    -------------
                 Assets
Cash and due from banks                                            $   4,268,855    $   3,499,104
Federal funds sold                                                     5,350,000        3,220,000
Securities available-for-sale                                         23,213,836       21,394,698
Loans held for sale                                                    3,375,039        2,141,508
Loans                                                                 90,657,653       81,107,868
Less allowance for loan losses                                         1,423,667          881,669
                                                                   -------------    -------------
          Loans, net                                                  89,233,986       80,226,199
Premises and equipment                                                 3,612,654        3,921,140
Goodwill                                                               2,184,766        2,369,395
Other assets                                                           2,382,116        1,795,896
                                                                   -------------    -------------
          Total assets                                             $ 133,621,252    $ 118,567,940
                                                                   =============    =============

      Liabilities, Redeemable Preferred Stock
         and Common Stockholders' Equity
Deposits
    Noninterest-bearing demand                                     $  15,113,355    $  14,786,177
    Interest-bearing demand                                           16,236,915       17,187,466
    Savings                                                            4,826,295        4,945,149
    Time, $100,000 and over                                           19,951,974       14,569,755
    Other time                                                        60,841,520       52,953,510
                                                                   -------------    -------------
           Total deposits                                            116,970,059      104,442,057
    Federal funds purchased and securities sold under
        repurchase agreements                                          1,244,950                0
    Debentures payable                                                    61,539           76,924
    Other liabilities                                                  1,898,622        1,588,375
                                                                   -------------    -------------
          Total liabilities                                          120,175,170      106,107,356
                                                                   -------------    -------------
Commitments and contingent liabilities
Redeemable 8% preferred stock, par value $60; 50,000 shares
    authorized; 40,770 issued and outstanding                          2,446,200        2,446,200
                                                                   -------------    -------------
Common stockholders' equity
    Common stock, par value $5; 10,000,000 shares authorized;
        556,525 issued and outstanding                                 2,782,625        2,782,625
    Capital surplus                                                    4,491,861        4,491,861
    Retained earnings                                                  3,807,146        2,922,890
    Unrealized losses on securities available-for-sale,
      net of tax                                                         (81,750)        (182,992)
                                                                   -------------    -------------
          Total common stockholders' equity                           10,999,882       10,014,384
                                                                   -------------    -------------
          Total liabilities, redeemable preferred stock and
             common stockholders' equity                           $ 133,621,252    $ 118,567,940
                                                                   =============    =============

See Notes to Consolidated Financial Statements.

                           THE BANK HOLDING COMPANY
                               AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                    YEARS ENDED DECEMBER 31, 1997 AND 1996

--------------------------------------------------------------------------------


                                                     1997             1996
                                                 ------------     ------------
Interest income
  Loans                                          $  9,693,454     $  8,622,293
  Taxable securities                                1,304,373        1,138,865
  Nontaxable securities                                33,459           22,351
  Federal funds sold                                  238,394          195,786
                                                 ------------     ------------
    Total interest income                          11,269,680        9,979,294
                                                 ------------     ------------
Interest expense
  Deposits                                          5,096,494        4,444,300
  Federal funds purchased and securities sold
    under repurchase agreements                        20,560           13,235
  Note payable                                             --           24,407
  Debentures payable                                    6,154            7,573
                                                 ------------     ------------
    Total interest expense                          5,123,208        4,489,515
                                                 ------------     ------------
    Net interest income                             6,146,472        5,489,779
Provision for loan losses                             915,000          145,000
                                                 ------------     ------------
    Net interest income after provision
      for loan losses                               5,231,472        5,344,779
                                                 ------------     ------------
Other income
  Service charges on deposit accounts                 548,513          541,106
  Gain on sale of mortgage loans                      471,596          544,854
  Net realized gains on sale of securities
   available-for-sale                                  11,627           16,592
  Other operating income                              153,384          195,228
                                                 ------------     ------------
    Total other income                              1,185,120        1,297,780
                                                 ------------     ------------
Other expenses
  Salaries and employee benefits                    1,984,966        2,084,304
  Equipment and occupancy expenses                    680,539          597,917
  Goodwill amortization                               184,628          184,628
  Other operating expenses                          1,557,529        1,354,625
                                                 ------------     ------------
    Total other expenses                            4,407,662        4,221,474
                                                 ------------     ------------
    Income before income taxes                      2,008,930        2,421,085

Income tax expense                                    789,847          979,063
                                                 ------------     ------------
    Net income                                   $  1,219,083     $  1,442,022
                                                 ============     ============
Basic earnings per common share                  $       1.84     $       2.24
                                                 ============     ============

See Notes to Consolidated Financial Statements.

                           THE BANK HOLDING COMPANY
                               AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                    YEARS ENDED DECEMBER 31, 1997 AND 1996

--------------------------------------------------------------------------------

                                                                                               Unrealized
                                                                                               Losses on
                                                                                               Securities           Total
                                      Common Stock                                              Available          Common
                                ------------------------        Capital         Retained         for Sale,      Stockholders'
                                Shares        Par Value         Surplus         Earnings        Net of Tax         Equity
                                ------      ------------     ------------     ------------     ------------     ------------
Balance, December 31, 1995      556,525     $  2,782,625     $  4,491,861     $  1,815,695     $  (161,126)     $  8,929,055
  Net income                         --               --               --        1,442,022              --         1,442,022
  Cash dividends declared,
    $.25 per share                   --               --               --         (139,131)             --          (139,131)
  Cash dividends on
    preferred stock                  --               --               --         (195,696)             --          (195,696)
  Net change in unrealized
    losses on securities
    available-for-sale,
    net of tax                       --               --               --               --         (21,866)          (21,866)
                                -------     ------------     ------------     ------------     -----------      ------------

Balance, December 31, 1996      556,525        2,782,625        4,491,861        2,922,890        (182,992)       10,014,384
  Net income                         --               --               --        1,219,083              --         1,219,083
  Cash dividends declared,
    $.25 per share                   --               --               --         (139,131)             --          (139,131)
  Cash dividends on
    preferred stock                  --               --               --         (195,696)             --          (195,696)
  Net change in unrealized
    losses on securities
    available-for-sale,
    net of tax                       --               --               --               --         101,242           101,242
                                -------     ------------     ------------     ------------     -----------      ------------

Balance, December 31, 1997      556,525     $  2,782,625     $  4,491,861     $  3,807,146     $   (81,750)     $ 10,999,882
                                =======     ============     ============     ============     ===========      ============

See Notes to Consolidated Financial Statements.

                           THE BANK HOLDING COMPANY
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 1997 AND 1996

--------------------------------------------------------------------------------

                                                     1997             1996
                                                 ------------     ------------
OPERATING ACTIVITIES:
  Net income                                     $  1,219,083     $  1,442,022
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation                                    298,511          267,412
      Amortization of intangible assets               184,628          188,796
      Provision for loan losses                       915,000          145,000
      Provision for bond losses                        25,000               --
      Deferred income taxes                          (176,556)           3,988
      Net increase in loans held for sale          (1,233,531)        (749,032)
      Net realized gains on sale of securities
        available-for-sale                            (11,627)         (16,592)
      (Gain) loss on sales of other real estate        64,438           (2,322)
      Gain on sale of premises and equipment           (9,338)              --
      Increase in interest receivable                (426,320)        (133,245)
      Increase in interest payable                    319,572          142,921
      Other operating activities                     (275,479)         (11,591)
                                                 ------------     ------------
        Net cash provided by operating
          activities                                  893,381        1,277,357
                                                 ------------     ------------
INVESTING ACTIVITIES
  Purchases of securities available-for-sale      (14,242,295)      (8,740,975)
  Proceeds from sales of securities
    available-for-sale                                515,625        2,199,813
  Proceeds from maturities of securities
    available-for-sale                             12,057,452        4,752,949
  Net increase in Federal funds sold               (2,130,000)        (830,000)
  Net increase in loans                           (10,299,216)      (7,225,647)
  Purchase of premises and equipment                 (115,198)        (852,338)
  Proceeds from sale of premises and equipment        134,511               --
  Proceeds from sales of other real estate            532,751          502,167
                                                 ------------     ------------
      Net cash used in investing activities       (13,546,370)     (10,194,031)
                                                 ------------     ------------
FINANCING ACTIVITIES
  Net increase in deposits                         12,528,002        9,300,396
  Net increase in Federal funds purchased
    and securities sold under repurchase
    agreements                                      1,244,950               --
  Repayment of note and debentures payable            (15,385)        (514,616)
  Dividends paid                                     (334,827)        (334,827)
                                                 ------------     ------------
      Net cash provided by financing
        activities                                 13,422,740        8,450,953
                                                 ------------     ------------

                           THE BANK HOLDING COMPANY
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 1997 AND 1996

--------------------------------------------------------------------------------

                                                      1997            1996
                                                  ------------    ------------
Net increase (decrease) in cash and
  due from banks                                  $    769,751    $   (465,721)
Cash and due from banks at beginning of year         3,499,104       3,964,825
                                                  ------------    ------------
Cash and due from banks at end of year            $  4,268,855    $  3,499,104
                                                  ============    ============

SUPPLEMENTAL DISCLOSURES
  Cash paid for:
    Interest                                      $  4,803,636    $  4,346,594
    Income taxes                                  $  1,056,533    $    918,394

NONCASH TRANSACTIONS
  Unrealized (gains) losses on securities
    available-for-sale                            $   (163,293)   $     39,392
  Principal balances of loans transferred to
    other real estate                             $    376,429    $    547,794

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

            The accounting and reporting policies of the Company conform to generally accepted accounting principles and general practices within the financial services industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts and disclosures of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates.

         Cash and Due From Banks

            Cash on hand, cash items in process of collection, and amounts due from banks are included in cash and due from banks.

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

         Loans Held for Sale

            Loans held for sale consist of mortgage loans and are carried at the lower of aggregate cost or fair value. These loans are sold to investors who purchase the loans with "locked in" interest rates agreed to by the investors and the Company prior to closing, thereby reducing the Company's exposure to interest rate risk. These loans are sold without recourse, and no servicing rights are retained. The gain or loss on the sale of these loans are recognized at the time the loans are funded by the investor.

         Loans

            Loans are carried at their principal amounts outstanding less the allowance for loan losses. Interest income on loans is credited to income based on the principal amount outstanding.

            Loan origination fees and certain direct costs of loans are recognized at the time the loan is recorded. Because net origination loan fees and costs are not material, the results of operations are not materially different than the results which would be obtained by accounting for loan fees and costs in accordance with generally accepted accounting principles.

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

            Recognition of deferred tax balance sheet amounts is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences, tax operating loss carryforwards and tax credits will be realized. A valuation allowance would be recorded for those deferred tax items for which it is more likely than not that realization would not occur.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Earnings Per Common Share

            Basic earnings per common share are computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income available to common stockholders by the sum of the weighted-average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options.

         Recent Accounting Pronouncements

            The Financial Accounting Standards Board (FASB) has issued, and the Company has adopted, Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 125 was amended by SFAS No. 127, which defers the effective date of certain provisions of SFAS No. 125 until January 1, 1998. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of this statement did not have a material effect on the Company's financial statements.

            The FASB has issued, and the Company has adopted, SFAS No. 128, "Earnings Per Share". SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15 "Earnings Per Share" and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential issuable common stock. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator for the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. The adoption of this statement did not have a material effect on the Company's financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Recent Accounting Pronouncements (Continued)

            The FASB has issued SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed in equal prominence with the other financial statements. The term "comprehensive income" is used in the SFAS to describe the total of all components of comprehensive income including net income. "Other comprehensive income" refers to revenues, expenses, gains and losses that are included in comprehensive income but excluded from earnings under current accounting standards. Currently, "other comprehensive income" for the Company consists of items previously recorded directly in equity under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 130 is effective for periods beginning after December 15, 1997.


NOTE 2.  SECURITIES

         The amortized cost and fair value of securities are summarized as follows:


                                                                       Gross            Gross
                                                    Amortized       Unrealized       Unrealized           Fair
                                                      Cost             Gains           Losses             Value
                                                ----------------  --------------  ----------------  ----------------
             Securities Available-for-Sale
                 December 31, 1997:
                   U. S. Government and
                     agency securities          $    18,989,098   $      40,937   $     (113,478)   $    18,916,557
                   State and municipal
                     securities                         805,870           3,418           (2,397)           806,891
                   Mortgage-backed securities         2,902,252          13,539          (73,873)         2,841,918
                   Equity securities                    648,470              --               --            648,470
                                                ----------------  --------------  ----------------  ----------------
                                                $    23,345,690   $      57,894   $     (189,748)   $    23,213,836
                                                ================  ==============  ================  ================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 2.  SECURITIES (Continued)

                                                                       Gross            Gross
                                                    Amortized       Unrealized       Unrealized           Fair
                                                      Cost             Gains           Losses             Value
                                                ----------------  --------------  ----------------  ----------------
                December 31, 1996:
                   U. S. Government and
                     agency securities          $    16,743,610   $      13,299   $     (205,697)   $    16,551,212
                   State and municipal
                     securities                         642,033           6,162           (5,644)           642,551
                   Mortgage-backed securities         3,679,233          17,222         (120,490)         3,575,965
                   Equity securities                    624,970              --               --            624,970
                                                ----------------  --------------  ----------------  ----------------
                                                $    21,689,846   $      36,683   $     (331,831)   $    21,394,698
                                                ================  ==============  ================  ================

            The amortized cost and fair value of securities as of December 31, 1997 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities and equity securities are not included in the maturity categories in the following summary.

                                                        Securities Available-for-Sale
                                                   --------------------------------------
                                                        Amortized              Fair
                                                           Cost               Value
                                                   ------------------   -----------------
         Due in one year or less                   $       4,314,821    $      4,286,891
         Due from one year to five years                   9,016,849           8,967,754
         Due from five to ten years                        6,167,303           6,173,799
         Due in over ten years                               295,995             295,004
         Mortgage-backed securities                        2,902,252           2,841,918
         Equity securities                                   648,470             648,470
                                                   ------------------   -----------------
                                                   $      23,345,690    $     23,213,836
                                                   ==================   =================

            Securities with a carrying value of $11,521,000 and $8,128,000 at December 31, 1997 and 1996, respectively, were pledged to secure public deposits and for other purposes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 2.  SECURITIES (Continued)

            Gains and losses on sales of securities available-for-sale consist of the following:

                                                        December 31,
                                            --------------------------------------
                                                    1997                1996
                                            ------------------   -----------------
         Gross gains                        $          11,627    $         36,663
         Gross losses                                      --             (20,071)
                                            ------------------   -----------------
           Net realized gains               $          11,627    $         16,592
                                            ==================   =================

NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES

            The composition of loans is summarized as follows:

                                                                                        December 31,
                                                                          --------------------------------------
                                                                                 1997                 1996
                                                                          -----------------    -----------------
            Commercial, financial, and agricultural                       $      9,050,000     $      5,269,000
            Real estate - construction                                          18,928,000           19,441,000
            Real estate - mortgage                                              52,356,961           47,692,000
            Consumer installment and other                                      10,322,692            8,705,868
                                                                          -----------------    -----------------
                                                                                90,657,653           81,107,868
            Allowance for loan losses                                           (1,423,667)            (881,669)
                                                                          -----------------    -----------------
            Loans, net                                                    $     89,233,986     $     80,226,199
                                                                          =================    =================


            Changes in the allowance for loan losses are as follows:

                                                                                        December 31,
                                                                          --------------------------------------
                                                                                 1997                 1996
                                                                          -----------------    -----------------
            Balance, beginning of year                                    $        881,669     $        868,197
               Provision for loan losses                                           915,000              145,000
               Loans charged off                                                  (405,787)            (177,188)
               Recoveries of loans previously charged off                           32,785               45,660
                                                                          -----------------    -----------------
            Balance, end of year                                          $      1,423,667     $        881,669
                                                                          =================    =================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

            The total recorded investment in impaired loans was $559,000 and $51,000 at December 31, 1997 and 1996, respectively. There were no impaired loans that had related allowances determined in accordance with Statement of Financial Accounting Standard No. 114, ("Accounting by Creditors for Impairment of a Loan") at December 31, 1997 and 1996. The average recorded investment in impaired loans for 1997 and 1996 was $306,000 and $54,000, respectively. Interest income on impaired loans recognized for cash payments received was not material for the years ended December 31, 1997 and 1996.

            The Company has granted loans to certain directors, executive officers, and their related entities. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan involved. Changes in related party loans for the year ended December 31, 1997 are as follows:


            Balance, beginning of year              $       8,869,441
               Advances                                     6,780,204
               Repayments                                  (6,481,475)
                                                    ------------------
            Balance, end of year                    $       9,168,170
                                                    ==================


NOTE 4.  PREMISES AND EQUIPMENT

            Premises and equipment are summarized as follows:

                                                                         December 31,
                                                           ---------------------------------------
                                                                  1997                  1996
                                                           -----------------     -----------------
            Land                                           $        755,045      $        881,354
            Buildings and leasehold improvements                  3,101,331             3,107,681
            Equipment                                             2,235,098             2,176,598
                                                           -----------------     -----------------
                                                                  6,091,474             6,165,633
            Accumulated depreciation                             (2,478,820)           (2,244,493)
                                                           -----------------     -----------------
                                                           $      3,612,654      $      3,921,140
                                                           =================     =================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 5.  LEASE COMMITMENTS

            The Bank of Spalding County's premises and equipment are located on land leased under a sixty year lease agreement. Rental expense incurred under this lease was $37,409 for the years ended December 31, 1997 and 1996. The lease is adjusted every five years based upon the change in the Consumer Price Index. The agreement requires the Bank to pay all property taxes and normal maintenance on the property.

            The total minimum rental commitment at December 31, 1997 under this lease is $1,795,632 which is due as follows:


         During the next five years                     $        187,045
         During the remaining term of the lease                1,608,587
                                                        -----------------
                                                        $      1,795,632
                                                        =================


NOTE 6.  DEBENTURES PAYABLE

            Debentures payable consist of the following:

                                                                                  December 31,
                                                                    -------------------------------------
                                                                          1997                  1996
                                                                    ----------------     ----------------
         Debentures payable, due in annual installments
           of $15,385, interest payable semi-annually at
           prime (8.50% at December 31, 1997), unsecured            $        61,539      $        76,924
                                                                    ================     ================


NOTE 7.  EMPLOYEE BENEFIT PLANS

            The Company has a 401(k) retirement plan covering substantially all employees. Contributions to the plan charged to expense during 1997 and 1996 amounted to $19,850 and $15,387, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 7.  EMPLOYEE BENEFIT PLANS (Continued)

            The Company has granted stock options in 1997 to an executive officer of the Company under an employment agreement. The agreement provides for the purchase of 15,000 shares of common stock. The exercise price is based on the book value of the Company's common stock at the date of exercise. The weighted-average exercise price of $19.77 in the following table is based on the book value of the Company's common stock at December 31, 1997. The options are exercisable in 1,000 share annual increments.

                                                                  December 31, 1997
                                                              ---------------------------
                                                                              Weighted-
                                                                              average
                                                                              Exercise
                                                                Number          Price
                                                              -----------  --------------
          Under option, beginning of year                              -   $           -
             Granted                                              15,000           19.77
                                                              -----------
          Under option, end of year                               15,000           19.77
                                                              ===========
          Exercisable, end of year                                 1,000           19.77
                                                              ===========
          Weighted-average fair value of
             options granted during the year                       $6.46
                                                              ===========
          Weighted-average remaining contractual
             life in years (under option and exercisable)             10
                                                              ===========

            As permitted by SFAS No. 123 ("Accounting for Stock-Based Compensation"), the Company recognizes compensation cost for stock-based employee compensation awards in accordance with APB Opinion No. 25, ("Accounting for Stock Issued to Employees"). The Company recognized no compensation cost for stock-based employee compensation awards for the years ended December 31, 1997 and 1996. If the Company had recognized compensation cost in accordance with SFAS No. 123, net income and earnings per share would have been reduced as follows:

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 7.  EMPLOYEE BENEFIT PLANS (Continued)

                                                             December 31, 1997
                                                    ----------------------------------
                                                      Net Income
                                                     Available to           Basic
                                                        Common             Earnings
                                                     Stockholders         Per Share
                                                    ---------------    ---------------
          As reported                               $    1,023,387     $         1.84
          Stock-based compensation,
             net of related tax effect                      (4,020)             (0.01)
                                                    ---------------    ---------------
          As adjusted                               $    1,019,367     $         1.83
                                                   ===============    ===============

            The fair value of the options granted during the year was based upon the discounted value of future cash flows of the options using the following assumptions:


         Risk-free rate                                             5.97%
         Expected life of the options                            10 Years
         Expected dividends
           (as a percent of the fair value of the stock)            1.26%
         Volatility                                                 5.60%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 8.  INCOME TAXES

            The components of income tax expense are as follows:

                                                            December 31,
                                                -----------------------------------
                                                      1997                1996
                                                ---------------     ---------------
         Current                                $      966,413      $      975,075
         Deferred                                     (176,566)              3,988
                                                ---------------     ---------------
            Income tax expense                  $      789,847      $      979,063
                                                ===============     ===============

            The Company's income tax expense differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

                                                                        December 31,
                                                --------------------------------------------------------------
                                                            1997                             1996
                                                -----------------------------    -----------------------------
                                                    Amount          Percent          Amount          Percent
                                                ---------------    ----------    ----------------   ----------
         Income taxes at statutory rate         $      683,036         34 %      $       823,169        34 %
            Tax-exempt interest                         (9,656)         -                 (7,543)        -
            State income taxes                          36,393          2                 53,216         2
            Goodwill amortization                       62,774          3                 62,774         2
            Other items, net                            17,300          -                 47,447         2
                                                ---------------    ----------    ----------------   ----------
         Income tax expense                     $      789,847         39 %      $       979,063        40 %
                                                ===============    ==========    ================   ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 8.  INCOME TAXES (Continued)

            The components of deferred income taxes are as follows:

                                                                                       December 31,
                                                                            -----------------------------------
                                                                                  1997                1996
                                                                            ---------------     ---------------
         Deferred tax assets:
           Loan loss reserves                                               $      449,509      $      266,545
           Securities available-for-sale                                            50,105             112,156
           Other                                                                    10,067              15,613
                                                                            ---------------     ---------------
                                                                                   509,681             394,314
                                                                            ---------------     ---------------
         Deferred tax liabilities, depreciation                                    275,295             274,443
                                                                            ---------------     ---------------
         Net deferred tax assets                                            $      234,386      $      119,871
                                                                            ===============     ===============

NOTE 9.  EARNINGS PER COMMON SHARE

            The following is a reconciliation of net income (the numerator) and weighted-average shares outstanding (the denominator) used in determining basic earnings per common share (EPS):

                                                                      Year Ended December 31, 1997
                                                      ---------------------------------------------------------
                                                            Net           Weighted-Average
                                                          Income               Shares             Per share
                                                        (Numerator)         (Denominator)          Amount
                                                      ----------------   -------------------   ----------------
         Net income                                   $     1,219,083
         Less:  preferred stock dividends                    (195,696)
                                                      ----------------
         Basic EPS                                    $     1,023,387               556,525    $         1.84
                                                      ================     =================   ================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 9.  EARNINGS PER COMMON SHARE (Continued)

                                                                    Year Ended December 31, 1996
                                                        ------------------------------------------------------
                                                                              Weighted-
                                                              Net              Average
                                                            Income              Shares           Per share
                                                          (Numerator)        (Denominator)        Amount
                                                        ----------------   -----------------  ----------------
         Net income                                      $     1,442,022
         Less: preferred stock dividends                        (195,696)
                                                        ----------------
          Basic EPS                                      $     1,246,326             556,525   $          2.24
                                                         ================   =================  ================

NOTE 10. COMMITMENTS AND CONTINGENT LIABILITIES

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

            The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. A summary of the Company's commitments is as follows:

                                                            December 31,
                                                ------------------------------------
                                                       1997                1996
                                                ----------------    ----------------
         Commitments to extend credit           $    21,789,000     $    14,699,087
         Standby letters of credit                    1,800,378           1,247,629
                                                ----------------    ----------------
                                                $    23,589,378     $    15,946,716
                                                ================    ================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 10. COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

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


NOTE 11. CONCENTRATIONS OF CREDIT

            The Company originates primarily commercial, residential, and consumer loans to customers in Spalding and Henry counties and surrounding counties. The ability of the majority of the Company's customers to honor their contractual loan obligations is dependent on the economy in these areas.

            Seventy-nine percent of the Company's loan portfolio is concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company's primary market area. In addition, a substantial portion of the other real estate owned is located in those same markets. Accordingly, the ultimate collectibility of the loan portfolio and the recovery of the carrying amount of other real estate owned are susceptible to changes in market conditions in the Company's primary market area. The other significant concentrations of credit by type of loan are set forth in Note 3.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 11. CONCENTRATIONS OF CREDIT (Continued)

            The Banks, as a matter of policy, do not generally extend credit to any single borrower or group of related borrowers in excess of 25% of the Banks' statutory capital, which amounted to $1,069,000 for The Bank of Spalding County and $1,241,000 for First Community Bank of Henry County.


NOTE 12. REGULATORY MATTERS

            The Banks are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 1997, approximately $639,000 of retained earnings were available for dividend declaration without regulatory approval.

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

            Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 1997, the Company and the Banks meet all capital adequacy requirements to which they are subject.

            As of December 31, 1997, notification from the FDIC categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Banks' category.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 12. REGULATORY MATTERS (Continued)

            The Company and Banks' actual capital amounts and ratios are presented in the following table.

                                                                                                   To Be Well
                                                                          For Capital          Capitalized Under
                                                                           Adequacy            Prompt Corrective
                                                   Actual                  Purposes            Action Provisions
                                          -------------------------  ----------------------  -----------------------
                                             Amount        Ratio       Amount       Ratio       Amount       Ratio
                                          -------------  ----------  ------------  --------  -------------  --------
                                                                   (Dollars in Thousands)
                                          --------------------------------------------------------------------------
As of December 31, 1997:
Total Capital (to Risk Weighted Assets):
   Consolidated                           $     10,116      10.38%   $     7,800        8%   $      9,750       10%
   Spalding                               $      5,821      14.01%   $     3,325        8%   $      4,156       10%
   Henry                                  $      6,412      11.51%   $     4,456        8%   $      5,570       10%

Tier I Capital (to Risk Weighted Assets):
   Consolidated                           $      8,897       9.13%   $     3,900        4%   $      5,850        6%
   Spalding                               $      5,302      12.76%   $     1,663        4%   $      2,494        6%
   Henry                                  $      5,867      10.53%   $     2,228        4%   $      3,342        6%

Tier I Capital (to Average Assets):
   Consolidated                           $      8,897       6.84%   $     5,204        4%   $      6,505        5%
   Spalding                               $      5,302       8.80%   $     2,410        4%   $      3,012        5%
   Henry                                  $      5,867       8.43%   $     2,785        4%   $      3,481        5%


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 12. REGULATORY MATTERS (Continued)

                                                                                                   To Be Well
                                                                          For Capital          Capitalized Under
                                                                           Adequacy            Prompt Corrective
                                                   Actual                  Purposes            Action Provisions
                                          -------------------------  ----------------------  -----------------------
                                             Amount        Ratio       Amount       Ratio       Amount       Ratio
                                          -------------  ----------  ------------  --------  -------------  --------
                                                                   (Dollars in Thousands)
                                          --------------------------------------------------------------------------
As of December 31, 1996:
Total Capital (to Risk Weighted Assets):
   Consolidated                           $      8,708      10.06%   $     6,925        8%   $      8,656       10%
   Spalding                               $      5,643      12.51%   $     3,609        8%   $      4,511       10%
   Henry                                  $      5,566      13.42%   $     3,318        8%   $      4,148       10%

Tier I Capital (to Risk Weighted Assets):
   Consolidated                           $      7,828       9.04%   $     3,464        4%   $      5,196        6%
   Spalding                               $      5,113      11.33%   $     1,805        4%   $      2,708        6%
   Henry                                  $      5,216      12.58%   $     1,659        4%   $      2,488        6%

Tier I Capital (to Average Assets):
   Consolidated                           $      7,828       6.90%   $     4,538        4%   $      5,672        5%
   Spalding                               $      5,113       8.39%   $     2,438        4%   $      3,047        5%
   Henry                                  $      5,216       9.94%   $     2,099        4%   $      2,624        5%


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 13. PREFERRED STOCK

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


NOTE 14. FAIR VALUE OF FINANCIAL INSTRUMENTS

            The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow methods. Those methods are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 1997 and 1996. Such amounts have not been revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

            Cash, Due From Banks, and Federal Funds Purchased and Sold:

            The carrying amounts of cash, due from banks, and Federal funds purchased and sold approximate their fair value.

            Securities:

            Fair values for securities are based on quoted market prices. The carrying values of equity securities with no readily determinable fair value approximate fair values.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 14. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

         Debentures Payable:

            The carrying amount of debentures payable approximates its fair value.

          Accrued Interest:

            The carrying amount of accrued interest approximate their fair values.

           Preferred Stock:

            The carrying amount of preferred stock approximates its fair value.

            Off-Balance Sheet Instruments:

            Fair values of the Company's off-balance sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit and standby letters of credit do not represent a significant value to the Company until such commitments are funded. The Company has determined that these instruments do not have a distinguishable fair value and no fair value has been assigned.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 14. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

            The estimated fair values of the Company's financial instruments were as follows:

                                                      December 31, 1997                    December 31, 1996
                                             ------------------------------------  -----------------------------------
                                                 Carrying             Fair             Carrying             Fair
                                                  Amount             Value              Amount             Value
                                             -----------------  -----------------  ----------------  -----------------
          Financial assets:
            Cash, due from banks,
              and Federal funds sold         $      9,618,855   $      9,618,855   $     6,719,104   $      6,719,104
            Securities available-for-sale          23,213,836         23,213,836        21,394,698         21,394,698
            Loans held for sale                     3,375,039          3,375,039         2,141,508          2,141,508
            Loans                                  89,233,986         92,239,931        80,226,199         81,532,000
            Accrued interest receivable             1,583,582          1,583,582         1,157,262          1,157,262

          Financial liabilities:
            Deposits                              116,970,059        117,364,004       104,442,057        105,050,792
            Federal funds purchased and
              securities sold under
              repurchase agreements                 1,244,950          1,244,950                --                 --
            Debentures payable                         61,539             61,539            76,924             76,924
            Accrued interest payable                1,853,673          1,853,673         1,534,301          1,534,301
            Preferred stock                         2,446,200          2,446,200         2,446,200          2,446,200

NOTE 15. SUPPLEMENTAL FINANCIAL DATA

            Components of other operating expenses in excess of 1% of income are as follows:

                                                     December 31,
                                        ---------------------------------------
                                                1997                 1996
                                        ------------------    -----------------

         Data processing                $         202,482     $        191,850
         Directors fees                           158,550              161,275
         Advertising                              141,431              117,491

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 16. PARENT COMPANY FINANCIAL INFORMATION

            The following information presents the condensed balance sheets, statements of income, and cash flows of The Bank Holding Company as of and for the years ended December 31, 1997 and 1996:

                           CONDENSED BALANCE SHEETS

                                                               1997                   1996
                                                       ------------------     ------------------
         Assets
           Cash                                        $              --      $           2,352
           Investment in subsidiaries                         13,270,945             12,515,901
           Other assets                                          236,676                 19,255
                                                       ------------------     ------------------
               Total assets                            $      13,507,621      $      12,537,508
                                                       ==================     ==================
         Liabilities
           Liabilities, debentures payable             $          61,539      $          76,924
                                                       ------------------     ------------------
           Preferred stock                                     2,446,200              2,446,200
                                                       ------------------     ------------------
         Common stockholders' equity                          10,999,882             10,014,384
                                                       ------------------     ------------------
                                                       $      13,507,621      $      12,537,508
                                                       ==================     ==================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 16. PARENT COMPANY FINANCIAL INFORMATION (Continued)

                        CONDENSED STATEMENTS OF INCOME

                                                                                1997                 1996
                                                                        ------------------    -----------------
         Income, dividends from subsidiaries                            $         625,000     $        780,000
                                                                        ------------------    -----------------
         Expense
           Interest                                                                 6,154               31,979
           Other expenses                                                          89,735               60,881
                                                                        ------------------    -----------------
                Total expenses                                                     95,889               92,860
                                                                        ------------------    -----------------
                Income before income tax benefits and
                  equity in undistributed income of subsidiaries                  529,111              687,140

         Income tax benefits                                                     (36,170)             (35,440)
                                                                        ------------------    -----------------
                Income before equity in undistributed income
                  of subsidiaries                                                 565,281              722,580
         Equity in undistributed income of subsidiaries                           653,802              719,442
                                                                        ------------------    -----------------
                 Net income                                             $       1,219,083     $      1,442,022
                                                                        ==================    =================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 16. PARENT COMPANY FINANCIAL INFORMATION (Continued)

                      CONDENSED STATEMENTS OF CASH FLOWS

                                                                                 1997                 1996
                                                                         -----------------    -------------------
         OPERATING ACTIVITIES
           Net income                                                    $      1,219,083     $        1,442,022
           Adjustments to reconcile net income to net
             cash provided by operating activities:
                 Undistributed income of subsidiaries                            (653,802)              (719,442)
                 Other operating activities                                      (217,421)                12,395
                                                                         -----------------    -------------------
                   Net cash provided by operating activities                      347,860                734,975

         FINANCING ACTIVITIES
           Repayment of note and debentures payable                               (15,385)              (514,616)
           Dividends paid                                                        (334,827)              (334,827)
                                                                         -----------------    -------------------
                   Net cash used in financing activities                         (350,212)              (849,443)
                                                                         -----------------    -------------------
                   Net decrease in cash                                            (2,352)              (114,468)
         Cash at beginning of year                                                  2,352                116,820
                                                                         -----------------    -------------------
         Cash at end of year                                             $             --     $            2,352
                                                                         =================    ===================

NOTE 17. BUSINESS COMBINATION

            On December 3, 1997, the Company entered into an Agreement and Plan of Reorganization with Premier Bancshares, Inc. ("Premier") of Atlanta, Georgia. Under this agreement, the Company will merge with and into Premier. Upon consummation of the merger, each share of Company stock will be converted into and exchanged for the right to receive 3.90 shares of Premier common stock, subject to possible adjustment as defined in the agreement. Consummation is subject to certain conditions, including regulatory and stockholder approval.

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


NAME                    AGE     YEAR            POSITION AND BUSINESS
                                FIRST           EXPERIENCE ELECTED
--------------------------------------------------------------------------------
Charles B. Blackmon     46      1993            Director, CEO and CFO of the
                                                Company; President, First
                                                Community Bank of Henry County;
                                                Director for Spalding and Henry
                                                County Banks

Raymond E. Dender       56      1993            Director and Secretary of the
                                                Company; President, Dender
                                                Distributing Company, Inc.
                                                (Anheuser-Busch wholesaler)

Crisp B. Flynt          48      1993            Director of the Company;
                                                Attorney-at-Law; former state
                                                representative

Harvey Goldstein        62      1993            Director of the Company;
                                                Vice-president, M. Goldstein
                                                and Sons, Inc. (scrap dealer)

W. Roy Bennett           43     1997            Director of the Company;
                                                President CEO, and Director, The
                                                Bank of Spalding County

Arch W. McGarity         45     1995            Director of the Company;
                                                Director, First Community Bank
                                                of Henry County; Attorney-at-Law
                                                and Superior Court Judge

Phillip J. Mouchet       54     1993            Director of the Company;
                                                President, The Mouchet
                                                Corporation (textile wholesaler)

G. Niles Murray, III     44     1993            Director of the Company;
                                                President, George N. Murray
                                                Company, Inc. (realtor)

Robert H. Smalley, Jr.   68     1993            Director of the Company and of
                                                the Spalding and Henry County
                                                Banks; Attorney-at-Law

James E. Sutherland, Sr. 62     1993            Director of the Company, and the
                                                Spalding and Henry County Banks;
                                                President, Sutherland's
                                                Wholesale Foods, Inc.
                                                (food wholesaler)

Frank Touchstone, Jr.    68     1993            Director of the Company;
                                                retired; former principal,
                                                Atkinson Elementary School

Eugene M. Weatherup, Sr. 64     1993            Director of the Company;
                                                retired; former Captain, Delta
                                                Air Lines

None of the directors hold directorships in other reporting companies.

Executive Officers
------------------

        The following table sets forth for each current executive officer and significant employee of the Company the person's name, age, year first elected as an officer or becoming a significant employee, position with the Company and business experience during the past five years:

NAME                    AGE     YEAR            POSITION AND
                                FIRST           BUSINESS EXPERIENCE
                                ELECTED
--------------------------------------------------------------------------------

Charles B. Blackmon     46      1993            Director, CEO and CFO of the
                                                Company, President, First
                                                Community Bank of Henry County

W. Raymond Bennett      43      1997            Director and Vice-President of
                                                the Company, President and CEO,
                                                The Bank of Spalding County

        Other than the fact that (1) Crisp B. Flynt is the son of John J. Flynt, Jr., director emeritus, and (2) Arch W. McGarity was the nephew of Harold L. McGarity prior to Mr. Harold McGarity's demise, there are no family relationships among directors, executive officers, or persons nominated or chosen by the Company to become directors of executive officers of the Company.

        During the previous five years, no director, executive officer, or person nominated or chosen by the Company to become such was the subject of a legal proceeding (as defined below) that is material to an evaluation of the ability of integrity of such person. "Legal proceeding" includes: (a) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (b) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (c) any order, judgment or decree of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (d) any finding by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, such judgement having not been reversed, suspended or vacated.

ITEM 10.  EXECUTIVE COMPENSATION

        The Company has not paid any remuneration to its executive officers since its formation. It is not currently anticipated that the Company will pay any remuneration to its officers. Each bank subsidiary of the Company paid its Chief Executive Officer and President the remuneration listed in the Summary Compensation Table. Other than the individuals listed in the Summary Compensation Table, no other person during 1997 earned in excess of $100,000 in salary and bonus. Mr Bennett, although shown as earning less than $100,000 for 1997, is included because his employment agreement, described below, provides for payment of an annual salary in excess of $100,000.

                          SUMMARY COMPENSATION TABLE
       The following table sets forth compensation earned from the Bank in 1997, 1996 and 1995

                                                                        LONG-TERM COMPENSATION
                                                                        AWARDS         PAYOUTS
                                                                        ----------------------

(a)                    (b)      (c)        (d)          (e)            (f)                (g)             (h)           (i)
    NAME AND                                        OTHER ANNUAL    RESTRICTED      SECURITIES UNDER-     LTIP        ALL OTHER
PRINCIPAL POSITION     YEAR     SALARY     BONUS    COMPENSATION    STOCK AWARDS    LYING OPTIONS/SARs   PAYOUTS     COMPENSATION
------------------------------------------------------------------------------------------------------------------------------------

Charles B. Blackmon     1997    134,500    70,000    16,400/2/      ----------      ----------           ----------  ----------
CEO/President           1996    131,044    59,130    14,450/2/      ----------      ----------           ----------  ----------
                        1995    143,300/1/ 57,500    ----------     ----------      ----------           ----------  ----------

W. Roy Bennett, CEO     1997/3/ 43,125/4/   6,000     3,250/2/      ----------      ----------           ----------  ----------
and Pres., Bank of
Spalding County

---------------------------------------------

1 Includes a $6,000 director fee from the Spalding County Bank, a $6,000 director fee from the Henry County Bank, and a $300 director fee from the Company.

2  Representing director's fees.

3  Mr. Bennett began employment with the Bank of Spalding County in July 1997.

4. Mr. Bennett's employment agreement, described below, provides for an annual salary of $115,000 which was not earned as Mr. Bennett served for only a portion of the year.

Options
-------

        There were no grants of options or stock appreciations rights (SARs) to any executive officer for whom compensation information is provided during 1997, nor were there any exercises of options during 1997 by any such person. No such person held any stock options or SARs as of December 31, 1997.

Director Compensation
---------------------

        Directors of the Company are paid $150 per board meeting attended; directors of each subsidiary bank are paid $500 per board meeting and $50 per committee meeting.

Employment Agreements and Termination/Change in Control Arrangements
--------------------------------------------------------------------

        On July 15, 1997, the Bank of Spalding County entered an employment agreement with W. Roy Bennett (the "Bennett Agreement"), pursuant to which Mr. Bennett agreed to serve as president, CEO, and director of the Bank of Spalding County. Under the terms of the Bennett Agreement, Mr. Bennett is to be paid an annual salary of $115,000, with an annual salary review. The Bennett Agreement is subject to termination by either party at any time, with or without cause, upon thirty days' written notice; however, in the event Mr. Bennett is terminated without cause, he is entitled to three months'salary, and if a change in control of the bank occurs and he is not retained in the same position, he is entitled to one year's salary.

        As a part of the Merger Agreement with Premier, Charles B. Blackmon will be allowed to purchase an amount of shares from the directors of the Company at $10.00 per share sufficient for Mr. Blackmon to net $500,000.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

        As of December 31, 1997, only Arch W. McGarity and James E. Sutherland, Jr. beneficially owned more than 5% of the Company's common stock, the only class of voting securities of the Company, to the best information and knowledge of management.

Name and Address of             Amount and Nature of            Percent
Beneficial Owner                Beneficial Owner                of Class
--------------------------------------------------------------------------------
Arch W. McGarity                40,658.708/1/                    7.31%
P.O. Box 150
McDonough, GA 30253

-------------------

        /1/ Includes 5,250 owned individually by Mr. McGarity; 51,558 held by him in trust for another; and 35,357.15 controlled by him in the Estate of Harold L. McGarity.

                     INDEX OF EXHIBITS

Exhibit
Number          Document                            Page
-------         ---------------------------------   ----

21.             Subsidiaries of the Company          81
24.             Power of Attorney                    82
27.             Financial Data Schedule              84

James E. Sutherland, Sr.                40,851.526/2/           7.34%
8683 Shoreline Drive
Jonesboro, GA 30236

        The following table sets forth the name and address of each director and executive officer, the number of shares of the Company's common stock beneficially owned as of December 31, 1997, and the nature of such ownership, and the percentage of common stock of the Company.

Directors                               Amount of Shares of     Percent
                                        Company Common Stock    Outstanding
                                        Shares
--------------------------------------------------------------------------------
Charles B. Blackmon                     499.28/3/               0.00%
403 Audobon Circle
Griffin, GA 30223

Raymond E. Dender                       1,923.268/4/             .35%
P.O. Box 947
Griffin, GA 30224

Crisp B. Flynt                          5,816.086/5/            1.05%
429 Audobon Circle
Griffin, GA 30223

Harvey Goldstein                        19,990.746/6/           3.59%
1900 Macon Road
Griffin, GA 30223

W. Roy Bennett                          26.79                   0.00%
3667 Tradition Drive
Gainesville, GA 30506

---------------------

        2 Includes 29,026.526 shares owned by Mr. Sutherland, 11,825 shares held in trust.

        3 Includes 249.28 owned individually by Mr. Blackmon and 250 owned for the benefit of him and his wife by Mary E. Smithson.

        4 Includes 1,673.268 shares owned by Mr. Dender and 250 shares held in an IRA account for his benefit.

        5 Includes 3,698.586 shares owned by Mr. Flynt and 2,117.5 shares held in IRA accounts for Mr. Flynt and his spouse.

        6 Includes 14,053.086 shares owned by Mr. Goldstein and 5,937.69 shares held in profit sharing plan of an affiliated company.

Arch W. McGarity                40,658.708/7/           7.31%
P.O. Box 150
McDonough, GA 30253

Philip J. Mouchet               9,633.836/8/            1.73%
109 Runnymede Road
Griffin, GA 30223

G. Niles Murray, III            13,644.586/9/           2.45%
123 Maddoxwoods Drive
Griffin, GA 30223

Robert H. Smalley, Jr.          17,984.186/10/          3.23%
945 Maple Drive
Griffin, GA 30223

James E. Sutherland, Sr.        40,851.526/11/          7.34%
8683 Shoreline Drive
Jonesboro, GA 30236

Frank Touchstone, Jr.           3,328.836                .55%
2060 N. Hill St. Ext.
Griffin, GA 30223

Eugene M. Weatherup, Sr.        12,778.836/12/          2.29%
474 Brooks Road
Brooks, GA 30205


------------------------

        7 See note 2, supra.

        8 Includes 3,383.836 shares owned by Mr. Mouchet and 6,250 shares held by Mr. Mouchet as trustee for a profit-sharing plan of an affiliated business.

        9 Includes 2,281.358 shares owned by Mr. Murray; 4,755.228 shares owned by an affiliated business; and 6,608 shares held in IRA accounts for Mr. Murray and his spouse.

       10 Includes 15,329.556 shares owned by Mr. Smalley and 1,200 held in an IRA account; 1,250 held in the Smalley and Cogburn profit sharing fund; and 204.63 in Mrs. Smalley's IRA.

       11 See note 3, supra.

       12 Includes 12,778.836 held in a revocable trust for Mr. Weatherup.

The Company's common stock beneficially owned by all directors and executive officers as a group as of December 31, 1997 (12 persons) totaled 224,787,677, representing 40.39% of the Company's common stock.

Change in Control
-----------------

        On December 3, 1997, the Company and Premier Bancshares, Inc. ("Premier") jointly announced that they had executed a definitive agreement for Premier to acquire all of the outstanding common stock of the Company. The proposed acquisition is subject to appropriate corporate shareholder and regulatory approvals. The Company's subsidiaries, The Bank of Spalding County and First Community Bank of Henry County, will continue to operate as separate state-chartered commercial banks.

        Premier Bancshares, Inc. is a bank and thrift holding company with four subsidiaries operating 29 offices including: Premier Bank, with ten offices in north metro Atlanta; Central and Southern Bank of Georgia, with three offices in Gainesville, Greensboro, and Winder, Georgia, and Premier Lending Corporation, a provider of residential mortgage loans and asset-based commercial finance loans, with ten offices in the greater metro Atlanta area and three regional satellite offices in Mobile, Alabama, Jacksonville, Florida, and Charleston, South Carolina.

        As outlined in the definitive agreement, Premier Bancshares, Inc. has agreed to give approximately 1,517,000 shares of its common stock in exchange for all of the outstanding names of common stock of the Company. The value of the transaction as of December 3, 1997, based on trades in Premier's common stock at the time was approximately $32 million.

        The foregoing information was disclosed by the Company through the filing of a Current Report on Form 8-K with the Securities & Exchange Commission on December 3, 1997.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The Company's directors and executive officers, and certain business organizations and individuals associated therewith, have been customers of and have had banking transactions with the Spalding County Bank and are expected to continue such relationships in the future. Pursuant to such transactions, the Company's directors and executive officers from time to time have borrowed funds from the Spalding County Bank and the Henry County Bank for various business and personal reasons. Extensions of credit made by the Spalding County Bank and the Henry County Bank to the Company's directors and executive officers have been made in the ordinary course of business of substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than a normal risk of collectibility or present other unfavorable features.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

      A.  Exhibits Required Under Item 601 of Regulation S-B.

            2. Plan of Reorganization effective October 29, 1993 (incorporated by reference to registration statement filed with the SEC on August 12, 1994)
            2a. Definitive Merger Agreement, dated December 3, 1997, by and between the Company and Premier Bancshares, Inc., and all subsequent amendments thereto (incorporated by reference to Exhibits 10.29, 10.30, 10.31, 10.32, and 10.33 to the Proxy
                 Statement/Prospectus contained in Form S-4 Registration Statement, SEC File No. 333-45601, filed by Premier Bancshares, Inc., with the SEC)
             3. Articles of Incorporation and Bylaws (incorporated by reference to registration statement filed with the SEC on August 12,
                 1994)
             21. Subsidiaries of the Company
             24. Power of Attorney
             27. Financial Data Schedule (SEC use only)
             99. Form 8-K, as filed with the SEC on December 10, 1997, by the
                 Company (incorporated by reference)

    B. Reports on Form 8-K. On December 10, 1997, the Company filed a Form 8-K, announcing that it had entered into a definitive merger agreement with Premier Bancshares, Inc., and included with such filing a copy of the press release announcing the agreement.

                                  SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    THE BANK HOLDING COMPANY, INC.

                                    BY:  /s/  Charles B. Blackmon
                                       ----------------------------
                                         CHARLES B. BLACKMON,
                                         Chief Executive Officer, President,
                                         Director and Chief Financial Officer

DATE: March 31, 1998

                   SUPPLEMENTAL INFORMATION TO BE FURNISHED
                        WITH REPORTS FILED PURSUANT TO
                       SECTION 15(d) OF THE EXCHANGE ACT
                           BY NON-REPORTING ISSUERS

No Annual Report to Security Holders covering the company's last fiscal year, proxy statement, form of proxy or other proxy soliciting material has been sent to security holoders as of the date on which this Form 10-KSB is filed. Such materials are to be furnished to security holders subsequent to the filing of this Form 10-KSB, and will be furnished to the Commission when it is sent to security holders.