Form 10QSB
period 1998-03-31
BANK HOLDING CO
filed 1998-05-13
CIK 907584

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

Mark One

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended      March 31, 1998
                                            ----------------------

[_]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________ to __________

                       Commission File Number: 33-77920

                           The Bank Holding Company
     ---------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


                  Georgia                                 58-2060134
    -----------------------------------              -------------------
      (State or other jurisdiction of                   (IRS Employer
      incorporation or organization)                 Identification No.)

                 201 W. Taylor Street, Griffin, Georgia 30224
     ---------------------------------------------------------------------
                   (Address of principal executive offices)

                                (770) 229-2265
                        ------------------------------
                          (Issuer's telephone number

                                      N/A
 ------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                              ---     ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes       No
                                                  ---      ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 8, 1998: 556,525; $5 par value.

Transitional Small Business Disclosure Format (Check One) Yes       No  X
                                                              ---      ---

                           THE BANK HOLDING COMPANY




--------------------------------------------------------------------------------

                                     INDEX
                                     -----

                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION

         Item 1 - Financial Statements

             Consolidated Balance Sheet - March 31, 1998                     3

             Consolidated Statements of Income and Comprehensive
               Income - Three Months Ended March 31, 1998 and 1997           4

             Consolidated Statements of Cash Flows - Three
               Months Ended March 31, 1998 and 1997                    5 and 6

             Notes to Consolidated Financial Statements                      7

         Item 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations                   8


PART II. OTHER INFORMATION

         Item 4 - Submission of Matters to a Vote of Security Holders       15

         Item 6 - Exhibits and Reports on Form 8-K                          15

         Signatures                                                         16

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   THE BANK HOLDING COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                MARCH 31, 1998
                                  (Unaudited)

                                    Assets
                                    ------

Cash and due from banks                                           $   3,084,037
Securities available-for-sale, at fair value                         20,714,381
Federal funds sold                                                   13,310,000
Mortgage loans available-for-sale                                     3,674,167

Loans                                                                90,362,924
Less allowance for loan losses                                       (1,384,288)
                                                                  -------------
     Loans, net                                                      88,978,636
                                                                  -------------

Premises and equipment                                                3,571,845
Goodwill                                                              2,138,609
Other assets                                                          2,372,446
                                                                  -------------

                                                                  $ 137,844,121
                                                                  =============

          Liabilities, Preferred Stock and Common Stockholders' Equity
          ------------------------------------------------------------

Deposits
  Noninterest-bearing demand                                      $  15,977,687
  Interest-bearing demand                                            16,629,050
  Savings                                                             5,105,561
  Time, $100,000 and over                                            19,993,713
  Other time                                                         63,474,424
                                                                  -------------
     Total deposits                                                 121,180,435
                                                                  -------------
Securities sold under repurchase agreements                             390,000
Debentures payable                                                       61,539
Other liabilities                                                     2,419,764
                                                                  -------------
     Total liabilities                                              124,051,738
                                                                  -------------

Commitments and contingent liabilities

Redeemable 8% preferred stock, par value $60; 50,000 shares
  authorized; 40,770 shares issued and outstanding                    2,446,200
                                                                  -------------

Common stockholders' equity
  Common stock, par value $5; 10,000,000 shares authorized;
    556,525 shares issued and outstanding                             2,782,625
  Capital surplus                                                     4,491,861
  Retained earnings                                                   4,147,068
  Accumulated other comprehensive loss                                  (75,371)
                                                                  -------------
     Total common stockholders' equity                               11,346,183
                                                                  -------------

                                                                  $ 137,844,121
                                                                  =============

See Notes to Consolidated Financial Statements.

                   THE BANK HOLDING COMPANY AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (Unaudited)

                                                          1998          1997
                                                      -----------   -----------
Interest income
  Loans                                               $ 2,340,743   $ 2,271,585
  Taxable securities                                      341,089       315,777
  Nontaxable securities                                     6,728         2,649
  Federal funds sold                                      139,313        60,504
                                                      -----------   -----------
    Total interest income                               2,827,873     2,650,515
                                                      -----------   -----------

Interest expense
  Deposits                                              1,379,512     1,196,854
  Federal funds purchased and securities sold under
   repurchase agreements                                    6,329             -
  Debentures payable                                        1,308         1,600
                                                      -----------   -----------
    Total interest expense                              1,387,149     1,198,454
                                                      -----------   -----------

    Net interest income                                 1,440,724     1,452,061
Provision for loan losses                                       -        20,000
                                                      -----------   -----------
    Net interest income after provision for loan
     losses                                             1,440,724     1,432,061
                                                      -----------   -----------

Other income
  Service charges on deposit accounts                     128,994       131,900
  Gain on sale of mortgage loans                          120,932        76,318
  Other operating income                                   34,369        44,047
                                                      -----------   -----------
                                                          284,295       252,265
                                                      -----------   -----------
Other expenses
  Salaries and employee benefits                          508,246       511,409
  Equipment and occupancy expenses                        153,290       177,109
  Goodwill amortization                                    46,157        46,157
  Other operating expenses                                364,361       376,568
                                                      -----------   -----------
                                                        1,072,054     1,111,243
                                                      -----------   -----------

    Income before income taxes                            652,965       573,083

Income tax expense                                        264,119       225,901
                                                      -----------   -----------

    Net income                                            388,846       347,182
                                                      -----------   -----------

Other comprehensive income, net of tax
  Unrealized gains (losses) on securities available-
   for-sale arising during period                           6,379       (31,089)
                                                      -----------   -----------

    Comprehensive income                              $   395,225   $   316,093
                                                      ===========   ===========

Earnings per common share (basic and diluted)         $      0.61   $      0.54
                                                      ===========   ===========


See Notes to Consolidated Financial Statements.

                   THE BANK HOLDING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (Unaudited)

                                                                            1998                    1997
                                                                       ---------------        ----------------
OPERATING ACTIVITIES
  Net income                                                           $      388,846         $      347,182
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                                            115,097                116,373
     Provision for loan losses                                                    -                   20,000
     (Increase) decrease in mortgage loans available-for-sale                (299,128)             1,483,281
     Loss on sales of other real estate                                        19,048                    -
     Gain on sale of premises and equipment                                       -                   (9,338)
     (Increase) decrease in interest receivable                                42,163                (48,993)
     Increase in interest payable                                             210,843                210,996
     Other operating activities                                               240,084                234,815
                                                                       ---------------        ----------------

           Net cash provided by operating activities                          716,953              2,354,316
                                                                       ---------------        ----------------
INVESTING ACTIVITIES
  Purchases of securities available-for-sale                                      -               (3,487,875)
  Proceeds from maturities of securities available-for-sale                 2,514,667              4,182,944
  Increase in Federal funds sold, net                                      (7,960,000)              (140,000)
  Increase in loans, net                                                      (28,726)            (3,607,505)
  Proceeds from sales of other real estate                                    244,994                    -
  Purchase of premises and equipment                                          (28,131)                (8,212)
  Proceeds from sale of premises and equipment                                    -                  134,511
                                                                       ---------------       ----------------

           Net cash used in investing activities                           (5,257,196)            (2,926,137)
                                                                       ---------------       ----------------
FINANCING ACTIVITIES
  Increase in deposits, net                                                 4,210,375              1,079,786
  Net decrease in Federal funds purchased and securities
     sold under repurchase agreements                                        (854,950)                   -
                                                                       ---------------       ----------------

           Net cash provided by financing activities                        3,355,425              1,079,786
                                                                       ---------------       ----------------
Net increase (decrease) in cash and due from banks                         (1,184,818)               507,965

Cash and due from banks at beginning of period                              4,268,855              3,499,104
                                                                       ---------------       ----------------
Cash and due from banks at end of period                                $   3,084,037         $    4,007,069
                                                                       ===============       ================

                   THE BANK HOLDING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (Unaudited)

                                                                            1998                    1997
                                                                        -------------           -------------
CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest                                                            $   1,176,306           $     987,458

    Income taxes                                                        $       1,626           $      24,533

NONCASH INVESTING AND FINANCING ACTIVITIES
  Real estate acquired through foreclosure                              $     284,076           $     169,691
                                                                        =============           =============

  Unrealized (gains) losses on securities available-for-sale            $     (15,212)          $      50,144
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

         The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.


NOTE 2.  EARNINGS PER COMMON SHARE

         The following is a reconciliation of net income (the numerator) and weighted-average shares outstanding (the denominator) used in determining basic and diluted earnings per common share (EPS):


                                                            Three Months Ended March 31, 1998
                                               -------------------------------------------------------
                                                    Net             Weighted-Average
                                                   Income                Shares            Per share
                                                (Numerator)           (Denominator)          Amount
                                               ---------------      ----------------     -------------
          Net income                           $      388,846
          Less: preferred stock dividends             (48,924)
                                               ---------------
          Basic and diluted EPS                $      339,922               556,525      $       0.61
                                               ===============      ================     ============

                                                            Three Months Ended March 31, 1997
                                               -------------------------------------------------------
                                                    Net             Weighted-Average
                                                   Income                Shares            Per share
                                                (Numerator)           (Denominator)          Amount
                                               ---------------      ----------------     -------------
          Net income                           $      347,182
          Less: preferred stock dividends             (48,924)
                                               ---------------
          Basic and diluted EPS                $      298,258               556,525      $       0.54
                                               ===============      ================     ============

                   THE BANK HOLDING COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE 3.  CURRENT ACCOUNTING DEVELOPMENTS

         The adoption of the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" that became effective on January 1, 1998 did not have a material effect on the Company's financial statements.

         The adoption of SFAS No. 130, "Reporting Comprehensive Income", that became effective on January 1, 1998 required the Company to report comprehensive income in the Company's Statements of Income and Comprehensive Income.

         There are no other recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

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

         Liquidity and Capital Resources

         As of March 31, 1998, the liquidity ratios of both Banks, as determined under guidelines established by regulatory authorities, were satisfactory.

         At March 31, 1998, the capital ratios of the Company and the Banks were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company are as follows:

                                                               Actual
                                            ----------------------------------------------
                                                                                First
                                                                              Community
                                              The Bank      The Bank of        Bank of
                                               Holding        Spalding          Henry       Regulatory
                                               Company         County          County       Requirement
                                            -------------- ---------------  -------------- --------------
      Leverage capital ratios                    7.08 %          9.29 %          8.51 %          4.00 %
      Risk-based capital ratios:
         Core capital                           10.68           13.31           13.39            4.00
         Total capital                          11.88           14.57           14.55            8.00

Financial Condition

Following is a summary of the Company's balance sheets for the periods indicated:


                                                       March 31,         December 31,
                                                         1998                1997                  Increase (Decrease)
                                                     --------------     ----------------     --------------------------------
                                                           (Dollars in Thousands)                Amount           Percent
                                                     -----------------------------------     --------------    --------------
 Cash and due from banks                             $       3,084      $         4,269      $      (1,185)       (27.76) %
 Securities                                                 20,714               23,214             (2,500)       (10.77)
 Federal funds sold                                         13,310                5,350              7,960        148.69
 Loans                                                      92,653               92,609                 44          0.05
 Premises and equipment                                      3,572                3,612                (40)        (1.11)
 Goodwill                                                    2,139                2,185                (46)        (2.11)
 Other assets                                                2,372                2,382                (10)        (0.42)
                                                     --------------     ----------------     --------------
                                                     $     137,844      $       133,621      $       4,223          3.16
                                                     ==============     ================     ==============

 Deposits                                            $     121,180      $       116,970      $       4,210          3.60 %
 Federal funds purchased and securities sold
   under repurchase agreements                                 390                1,245               (855)       (68.67)
 Other borrowings                                               62                   62                  -             -
 Other liabilities                                           2,420                1,898                522         27.50
 Preferred stock                                             2,446                2,446                  -             -
 Common stockholders' equity                                11,346               11,000                346          3.15
                                                     --------------     ----------------     --------------
                                                     $     137,844      $       133,621      $       4,223          3.16
                                                     ==============     ================     ==============

As indicated in the above table, the Company's total assets during 1998 have grown at a rate of 3.16%. The increases in deposits and the net decrease in securities have been temporarily invested in Federal funds sold.

Results of Operations For The Three Months Ended March 31, 1998 and 1997

Following is a summary of the Company's operations for the periods indicated.


                                     Three Months Ended
                                          March 31,
                            --------------------------------------
                                   1998                 1997                Increase (Decrease)
                            -----------------    -----------------   -----------------------------------
                                   (Dollars in Thousands)                 Amount            Percent
                            --------------------------------------   ---------------    ----------------
 Interest income            $          2,828     $          2,650    $          178             6.72 %

 Interest expense                      1,387                1,198               189            15.78

 Net interest income                   1,441                1,452               (11)           (0.76)

 Provision for loan losses                 -                   20               (20)         (100.00)

 Other income                            284                  252                32            12.70

 Other expense                         1,072                1,111               (39)           (3.51)

 Pretax income                           653                  573                80            13.96

 Income taxes                            264                  226                38            16.81

 Net income                              389                  347                42            12.10

As indicated in the above table, the Company's net interest income has decreased by $11,000 during the first quarter of 1998 as compared to the same period in 1997. The Company's net interest margin decreased to 4.79% during the first quarter of 1998 as compared to 5.43% for the previous year, primarily due to increased investment in Federal funds sold.

The provision for loan losses decreased by $20,000 during the first quarter of 1998 as compared to the same period in 1997. The Company's reserve for loan losses amounted to 1.53% at March 31, 1998 as compared to 1.57% at December 31, 1997. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower's ability to repay and the underlying collateral value.

Information with respect to nonaccrual, past due and restructured loans at March 31, 1998 and 1997 is as follows:


                                                                                   March 31,
                                                                        ---------------------------------
                                                                             1998              1997
                                                                        ---------------   ---------------
                                                                             (Dollars in Thousands)
                                                                        ---------------------------------
 Nonaccrual loans                                                       $          466    $           11
 Loans contractually past due ninety days or more as to interest
    or principal payments and still accruing                                        56               114
 Restructured loans                                                                  -                 -
 Loans, now current about which there are serious doubts as to the
    ability of the borrower to comply with loan repayment terms                      -                 -
 Interest income that would have been recorded on nonaccrual
    and restructured loans under original terms                                     13                 1
 Interest income that was recorded on nonaccrual and restructured loans              -                 -

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

Information regarding certain loans and allowance for loan loss data through March 31, 1998 and 1997 is as follows:


                                                                               Three Months Ended
                                                                                   March 31,
                                                                        ---------------------------------
                                                                             1998              1997
                                                                        ---------------   ---------------
                                                                             (Dollars in Thousands)
                                                                        ---------------------------------
 Average amount of loans outstanding                                    $       88,490    $       81,595
                                                                        ===============   ===============

 Balance of allowance for loan losses at beginning of period            $        1,424    $          882
                                                                        ===============   ===============

 Loans charged off
    Commercial and financial                                            $            1    $            -
    Real estate mortgage                                                            26                 -
    Instalment                                                                      48                22
                                                                        ---------------   ---------------
                                                                                    75                22
                                                                        ---------------   ---------------

 Loans recovered
    Commercial and financial                                                         -                 -
    Real estate mortgage                                                             -                 -
    Instalment                                                                      35                 3
                                                                        ---------------   ---------------
                                                                                    35                 3
                                                                        ---------------   ---------------

 Net charge-offs                                                                    40                19
                                                                        ---------------   ---------------

 Additions to allowance charged to operating expense during period                   -                20
                                                                        ---------------   ---------------

 Balance of allowance for loan losses at end of period                  $        1,384    $          883
                                                                        ===============   ===============

 Ratio of net loans charged off during the period to
    average loans outstanding                                                     .05%              .02%
                                                                        ===============   ===============

Other income has increased during the first quarter of 1998 as compared to the same period in 1997 by $32,000 due primarily to an increase in gains on sales of mortgage loans of $45,000.

Other operating expenses have decreased by $39,000 for the first quarter of 1998 as compared to the same period in 1997. The decreases in other expenses are due primarily to decreases in equipment and occupancy expenses of $24,000 and other operating expenses of $12,000 for the first quarter of 1998 as compared to the previous year.

The Company's provision for income taxes increased by $38,000 during the first quarter of 1998 as compared to the same period in 1997 due to higher pre-tax income.

Capability of Data Processing Software to Accommodate the Year 2000
-------------------------------------------------------------------

Like many financial institutions, the Company relies upon computers for the daily conduct of their business and for data processing generally. There is concern among industry experts that commencing on January 1, 2000, computers will be unable to "read" the new year and that there may be widespread computer malfunctions. Management has assessed the electronic systems, programs, applications, and other electronic components used in operations and believes that the Company's hardware and software have been programmed to be able to accurately recognize the year 2000, and that significant additional costs will not be incurred in connection with the year 2000 issue, although there can be no assurances in this regard.

Business Combination
--------------------

The Company entered into an Agreement and Plan of Reorganization with Premier Bancshares, Inc. (Premier) of Atlanta, Georgia on December 3, 1997. Consummation of the merger is subject to customary regulatory and stockholder approval.

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

         None.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)      Exhibits
                  27.  Financial Data Schedule


         (b)      Reports on Form 8-K

                  No reports on Form 8-K have been filed during the quarter ended March 31, 1998

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


                                  DATE: May 14, 1998
                                       ----------------------------------------